Form 10QSB
period 1998-09-30
BUFFALO CAPITAL VIII LTD
filed 1998-11-12
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Ex-change Act of 1934 for the quarterly period ended September 30, 1998.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 10/31/98 the following shares of common were outstanding: Common Stock, no par value, 1,135,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 1998, the nine months ending
September 30, 1998, and for the period from inception through Septem-ber 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                    BUFFALO CAPITAL VIII, LTD.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS








                 Quarter Ended September 30, 1998

                    Buffalo Capital VIII, Ltd.
                   (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of September 30, 1998

(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents          1,509

OTHER ASSETS:
Organizational costs (net
of amortization)                     530

TOTAL ASSETS                       2,039

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                       0

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding                       11,350

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding       0

Additional paid-in capital        18,838

Deficit accumulated
 during the
 development stage              (28,149)

Total stockholders' equity         2,039

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                            2,039

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three and nine months ended September 30, 1998 and for the period from September 19, 1997 to September 30, 1998
(unaudited)

                           Three        Nine                Period from
                           Months       Months              Inception
                           Ended        Ended               (9/19/97) thru
                           9/30/98      9/30/98             9/30/98

INCOME                          -            -                   -

EXPENSES
Legal and
 professional                 688        4,572               4,701
Advertising                     -          246                 246
Amortization                   30           70                  70
Rent                          150          450                 600
Consulting fees                 -       11,500              21,400
Office expense                632        1,115               1,132

TOTAL EXPENSES              1,500       17,953              28,149

NET LOSS                  (1,500)     (17,953)            (28,149)

Accumulated deficit
 Balance, Beginning
 of period               (26,649)     (10,196)                   0
 Balance, End of
 period                  (28,149)     (28,149)            (28,149)

Loss per common
 share                      (NIL)       (.02)               (.03)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             1,135,000    1,071,392           1,071,392

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1998 and for the period from September 19, 1997 to September 30, 1998
(unaudited)

                                        Nine                Period from
                                        Months              Inception
                                        Ended               (9/19/97) thru
                                        9/30/98             9/30/98
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                              (17,953)            (28,149)
Noncash items included
 in net loss:
 Amortization                               70                  70
 Rent                                      450                 600
 Stock issued for
 consulting fees                        11,500              21,400
 Expenses paid by
 shareholders                              688                 688

Changes in
 Current
 liabilities                                 -                   -
Net cash used
 by operating
 activities                            (5,245)             (5,391)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs                       (600)               (600)
Issuance of common
 stock                                       -               7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                              (600)              6,900

Net increase (decrease)
 in cash and cash
 equivalents                           (5,845)               1,509

CASH AND CASH EQUIVALENTS,
 Beginning of Period                     7,354                   0

CASH AND CASH EQUIVALENTS,
 End of Period                           1,509               1,509

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to September 30, 1998
(page 1 of 2)


                           Common Stock                     Additional
                           Number of                        Paid-in
                           shares         Amount            Capital
Common stock issued
for services, April 1997
at $.02 per share         495,000        9,900                   -

Common stock issued for
cash, September 1997
at $.50 per share          15,000          300               7,200

Stock split 2:1 forward
December 1997             510,000            -                   -

Common stock issued
for services,
June 1998                 115,000        1,150              10,350

Rent provided at
 no charge                      -            -                 600

Expenses paid by
shareholders                    -            -                 688

Net loss for the
 period ended
 September 30, 1998             -            -                   -

Balance
 September 30, 1998     1,135,000       11,350              18,838

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to September 30, 1998
(page 2 of 2)

                                       Deficit
                                   Accumulated
                                    during the              Total
                                   development              stockholder
                                         stage              equity

Common stock issued
for services, April 1997
at $.02 per share                            -               9,900

Common stock issued for
cash, September 1997
at $.50 per share                            -               7,500

Stock split 2:1 forward
December 1997                                -                   -

Common stock issued
for services, June 1998                      -              11,500

Rent provided at
 no charge                                   -                 600

Expenses paid by
shareholders                                 -                 688

Net loss for the period
 period ended September 30, 1998      (28,149)            (28,149)

Balance September 30, 1998            (28,149)               2,039

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 1998


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


2.     STOCKHOLDERS' EQUITY

At inception, 495,000 Units were issued to directors and related parties. The Units were issued for consideration consisting of preincorporation services valued at $.01 per Unit. Each of the Units consisted of one share of common stock, two Class A Warrants to purchase common stock for $2.00 per share, and one Class B Warrant to purchase common stock for $4,00 per share. On September 30, 1997, an additional 5,000 Units were issued to each of three shareholders for cash consideration of $.50 per Unit.

On December 15, 1997, the Board of Directors authorized a 2-for-1 stock split, increasing the number of issued and outstanding shares to 1,020,000 and decreasing the stock basis by half. The number of outstanding warrants was not changed.

On June 1, 1998, an additional 115,000 shares were issued in exchange for consulting services valued at $.10 per share.

As of September 30, 1998, 1,135,000 shares of the Company's no par value common stock were issued and outstanding, along with 1,020,000 Class A warrants and 510,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively.

3.     RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders. Each has received approximately 24% of the outstanding shares. In each case, the shares were issued for services provided which have been valued at $6,600.

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $3,378 for legal services rendered, $600 of which was capitalized as organizational costs, with $-0- payable at September 30, 1998.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of September 30, 1998, reflects a current asset value of $1,509 in the form of cash, a total asset value of $2,039, which includes cash and organizational costs which have been capitalized, and current liabilities of $-0-.

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

Results of Operations.

During the period from September 19, 1997 (inception) through September 30, 1998, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $28,149 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

       (b) There have been no reports on Form 8-K for the quarter ending September 30, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL VIII, LTD.
(Registrant)

Date: November 12, 1998

/s/_______________________________
Grant Peck, President