Form 10-K
period 1998-12-31
BUFFALO CAPITAL VIII LTD
filed 1999-04-07
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-KSB
(Mark One)
X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1998.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   0-23873

                         BUFFALO CAPITAL VIII, LTD.
                   (Name of small business in its charter)

     Colorado                             84-1434321
__________________________________________________________
(State or other                            (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                            7331 S. Meadow Court
__________________________________________________________
          Address of Principal Executive Office (street and number)

                           Boulder, Colorado 80301
__________________________________________________________
                          City, State and Zip Code

(Issuer's telephone number:  (303)530-3353

Securities to be registered under Section 12(b) of the Act:

                             Title of each class
__________________________________________________________
                                     N/A

Securities to be registered under Section 12(g) of the Act:

                         Common Stock, no par value
                              (Title of Class)

                  Class A Warrants to Purchase Common Stock
                              (Title of Class)

                  Class B Warrants to Purchase Common Stock
                              (Title of class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a speci-fied date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,135,000 as of March 31, 1999.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.


                                   PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

General

       The Company was incorporated under the laws of the State of Colorado on September 19, 1997, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and prelimi-nary efforts to seek one or more properties or businesses for acquisi-tion. The Company has not commenced any commercial operations.
The Company has no full-time employees and owns no real estate.

       The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

       As of the end of its fiscal year ending December 31, 1998, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending December 31, 1998, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions has, as yet, resulted in any type of agreement.

       It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable busi-ness opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corpo-rations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combi-nation of the characteristics mentioned in (i) through (iv). The Com-pany intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

       The Company does not propose to restrict its search for in-vestment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product develop-ment, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

       As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

       It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

       To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical opera-tions of a specific firm may not necessarily be indicative of the poten-tial for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product empha-sis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Com-pany's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required chang-es. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

       It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

       The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

       (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

       (2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

       (3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources; and

       (4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

       (5) The availability of audited financial statements for the business opportunity; and

       (6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

       No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

       The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

       It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction.
As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

       It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immedi-ately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

       It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

       The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

Employees

       The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anti-cipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for em-ployees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

       (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

       (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

       (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

       The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.        DESCRIPTION OF PROPERTY.

       The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 7331 S. Meadow Court, Boulder, Colorado 80301, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 530-3353.

ITEM 3.        LEGAL PROCEEDINGS.

       The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

       No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1998.

                                   Part II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       There is not currently a public trading market for the Company's shares. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 48 persons.

       No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

       The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $7,500 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended December 31, 1998, reflects a current asset value of $1,502 in the form of cash, and a total asset value of $2,002.

Results of Operations

       During the period from September 19, 1997 (inception) through December 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

       For the fiscal year ending December 31, 1999, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

       The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

       No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

       The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

       Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7.        FINANCIAL STATEMENTS.

               BUFFALO CAPITAL VIII, LTD.
               (A Development Stage Company)

               FINANCIAL STATEMENTS

               December 31, 1998



Index to Financial Statements

Report of Independent Certified Public Accountant
Balance Sheet
Statement of Loss and Accumulated Deficit
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

The Board of Directors and Stockholders of
Buffalo Capital VIII, Ltd.

We have audited the accompanying balance sheet of Buffalo Capital
VIII, Ltd. (a development state company) as of December 31, 1998, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity for the year ended December 31, 1998, the initial period ended December 31, 1997, and for the period from inception (September 19, 1997) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Capital VIII, Ltd. (a development stage company) as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, the initial period ended December 31, 1997, and for the period from inception (September 19, 1997) to December 31, 1998, in conformity with generally accepted accounting principles.

Comiskey and Company P.C.
Denver, Colorado
January 29, 1999
Buffalo Capital VIII, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of December 31, 1998

                                       December 31, 1998
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 1,502
  Total current assets:                   1,502

OTHER ASSETS:
Organizational costs (net
of amortization)                            500

TOTAL ASSETS                              2,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                            116
  Total current liabilities                 116

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding at December 31, 1998
                                         28,900

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding              -

Additional paid-in capital                1,953

Deficit accumulated
 during the
 development stage                     (28,967)

Total stockholders' equity                1,886

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   2,002

The accompanying notes are an integral part of the financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                               Period                                          For the
                               9/19/97                For the           initial period
                               (Inception)            year ended                 ended
                               to 12/21/98            12/31/98                12/31/97
REVENUES
  Investment income                           -              -                       -

EXPENSES
Advertising                                 246            246                       -
Amortization                                100            100                       -
Consulting fees                          21,400         11,500                   9,900
Legal and
 accounting                               4,987          4,858                     129
Office expense                            1,473          1,456                      17
Bank charges                                 11             11                       -
Rent expense                                750            600                     150

TOTAL EXPENSES                           28,967         18,771                  10,196

NET LOSS                               (28,967)       (18,771)                (10,196)
Accumulated deficit
 Balance, Beginning
 of period                                    -       (10,196)                       -
 Balance, End of
 period                                (28,967)       (28,967)                (10,196)

NET LOSS PER
 SHARE                                 (0.03)         (0.03)                  (0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           1,049,071      1,087,110               1,020,000

The accompanying notes are an integral part of the financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to December 31, 1998
(page 1 of 2)

                               Common Stock                           Additional
                               Number of                              Paid-in
                               shares           Amount                Capital
Common stock issued
for service,
April 1997
at $.01
per share                       990,000          9,900                       -

Common stock issued
for cash,
September 1997
at $.25
per share                        30,000          7,500                       -

Rent provided at
 no charge                            -              -                     150

Net loss for the
 period ended
 December 31, 1998                    -              -                       -

Balance
12/31/97                      1,020,000         17,400                     150

Common stock issued
for services,
June 1998 at
 .1 per share                    115,000         11,500                       -

Rent at no charge
for 1998                              -              -                     600

Expenses paid by
 shareholders
 December 1998                        -              -                   1,203

Net loss for the
 period ended
 December 31, 1998                    -              -                       -

Balance
 December 31, 1998            1,135,000         28,900                   1,953

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to December 31, 1998
(page 2 of 2)

                                               Deficit
                                           Accumulated
                                            during the                   Total
                                           development           stockholders'
                                                 stage                  equity

Common stock issued
for service, April 1997
at $.01 per share                                    -                   9,900

Common stock issued for
cash, September 1997
at $.25 per share                                    -                   7,500

Rent provided at
 no charge                                           -                     150

Net loss for the
period ended
December 31, 1997                             (10,196)                (10,196)

Balance 12/31/97                              (10,196)                   7,354

Common stock issued
for services,
June 1998 at
 .1 per share                                         -                  11,500

Rent at no charge
for 1998                                             -                     600

Expenses paid by
 shareholders
 December 1998                                       -                   1,203

Net loss for the
 period ended
 December 31, 1998                            (18,771)                (18,771)

Balance
 December 31, 1998                            (28,967)                   1,886

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                         Period            For                 For the
                                        9/19/97       the year                 initial
                                  (inception)to          ended                  period
                                       December       December                December
                                       31, 1998       31, 1998                31, 1997
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                               (27,764)       (18,771)                (10,196)

Adjustments to reconcile
 net loss to cash used
 by operating activities:

 Amortization                               100            100                       -
 Rent expense                               750            600                     150
 Stock issued for
 consulting fees                         11,500         11,500                       -
 Expenses paid by
 shareholders                             9,900          1,203                   9,900

Changes in
 Current
 liabilities                                116            116                       -
Net cash used
 by operating
 activities                             (5,398)        (5,252)                   (146)
CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs                        (600)          (600)                       -
Net cash provided
 by investing
 activities                               (600)          (600)                       -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Issuance of
 common stock                             7,500              -                   7,500
Net cash provided
 by financing
 activities                               7,500              -                   7,500

Net increase (decrease)
 in cash and cash
 equivalents                              1,502        (5,852)                   7,354

CASH AND CASH EQUIVALENTS,
 Beginning of Period                          -          7,354                       -

CASH AND CASH EQUIVALENTS,
 End of Period                            1,502          1,502                   7,354

The accompanying notes are an integral part of the financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Buffalo Capital VIII, Ltd. (a development stage company)(the "Company") was incorporated under the laws of the State of Colorado on September 19, 1997. The initial registered office of the Company is 4750 Table Mesa Drive, Boulder, Colorado 80303. The initial principal office of the corporation is 7331 South Meadow Court, Boulder, CO 80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Act of 1934. After this, the
Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

2.  STOCKHOLDERS' EQUITY

As of December 31, 1998, a total of 1,135,000 shares of common stock were issued and outstanding along with 1,020,000 Class A warrants and 510,000
Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00 respectively. Warrants are exercisable through December 31, 2003.

A total of 495,000 Units were issued pursuant to the terms of a Pre-Incorporation Consultation and Subscription Agreement dated April 1, 1997.
The Units were issued for consideration consisting of preincorporation services by directors and promoters valued at $.0025 per Unit (or a total of $3,300 per person). Each of the units consisted of one share of common stock, two Class
A Warrants to purchase common stock for $2.00 per share, and one Class B Warrant to purchase common stock for $4.00 per share. Issuance of the Units was approved in the organizational consent dated September 20, 1997.
Pursuant to the Consent of Directors dated September 30, 1997, an additional 5,000 Units were issued to each of three shareholders. These Units were issued for cash consideration of $.125 per Unit, or a total of $2,500 per person. On December 15, 1997, the Board of Directors authorized a 2-for-1 stock split, increasing the number of issued and outstanding shares and decreasing the stock basis by half. The number of outstanding warrants was not changed. On June
1, 1998, the Board of Directors authorized the issuance of 115,000 shares of common stock for consideration consisting of consulting services valued at $0.10 per share (or a total of $11,500). All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock splits.

PREFERRED STOCK
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in services and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

3.      RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders. Each controls 327,200 - 327,400 shares of stock (approximately 29% each of the outstanding shares). In each case, the shares were issued for services provided which have been valued at $6,600.

Gary Joiner, corporate counsel who is not an officer or director, owns 327,400 shares and is one of the principal shareholders of the Company. His shares were issued for services valued at $3,300. He has been paid a total of $3,378 for legal services rendered, of which $600 was capitalized as organizational costs.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

For the year ended December 31, 1998, various expenses totaling $1,203 were paid for by the shareholders of the Company. Additional paid in capital was increased to reflect these payments.

4.      INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $28,000 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $5,000, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended December
31, 1998, the valuation allowance increased by $3,000.

5.      SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

The Company recorded rent expense for the year ended December 31, 1998 of $50 per month for a total of $600.

Common stock was issued for consulting and/or legal services on the following dates: April, 1997, 990,000 shares at .01 per share ($9,900); and June, 1998, 115,000 shares at .1 per share ($11,500).

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUN-
TANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company has had no change in, or disagreements with, it's principal independent accountant since the date of inception.


                                       Part III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name                        Age                 Positions Held
                                                    and Tenure

Grant W. Peck                43                President and a
                                                Director since
                                               September, 1997

Dean F. Sessions             47          Secretary, Treasurer,
                                          and a Director since
                                               September, 1997

        The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

        The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Grant W. Peck.

        Mr. Peck has served as President and a Director of the Company since its inception.

        Mr. Peck was the principal shareholder, the President and a Director of
J. S. Grant's, Inc., doing business as Just Squeezed Juices, from its inception in 1985 until January, 1995, when the Company was sold. J.S. Grant's distributed fresh juices from Denver, Colorado, to five states, and had approximately $3.5 million in annual sales and 36 employees. Between 1977 and 1984, Mr. Peck was an owner and Director of Operations for the Harvest Restaurant and Bakery, a restaurant company that catered to the then emerging health-conscious market. During his tenure with Harvest Restaurant and Bakery, Mr. Peck was responsible for the growth and daily operation of the restaurant company, employing over 385 employees and staffing 28 managers.

        Mr. Peck has been the President and a director of Buffalo Capital III, Ltd., and Buffalo Capital IV, Ltd, both of which are Colorado corporations, since their inception in August, 1996. He has also been the President and a director of Buffalo Capital V, Ltd, Buffalo Capital VI, Ltd., and Buffalo Capital VII, Ltd., all of which are Colorado corporations, since their inception in September, 1997. All of these entities are in the same business as the Company (blind pool or public shell companies).

        Mr. Peck attended the University of Colorado and Macalester College in St. Paul, Minnesota, but did not receive a degree from either institution.

Dean F. Sessions.

        Mr. Sessions has served as Secretary and Treasurer, and as a Director of the Company since its inception.

        From 1973 through 1982 Mr. Sessions was employed as an investment broker by E. F. Hutton & Co., in its Boulder, Colorado office. From 1982 through 1986 Mr. Sessions was an officer, director and principal shareholder of
A. S. Food Company, Inc., a Colorado corporation formed to acquire the franchise rights for Round The Corner restaurants in Oregon, Washington and British Columbia. A. S. Food Company, Inc., opened and operated two Round
The Corner restaurants in the Seattle, Washington area, but in 1986 it filed bankruptcy and ceased operations.

        In October 1986, Mr. Sessions renewed his securities license with the NASD and simultaneously joined the Boulder, Colorado office of E. F. Hutton as an account executive. From June of 1987 through March of 1988, Mr.
Sessions was a registered representative of L. T. Securities, the securities division of Lincoln Trust Corporation of Denver, Colorado. From March,
1988, to August, 1990, Mr. Sessions was a registered representative with Cohig Securities, Inc. of Denver, Colorado, and from January, 1991 to June, 1994,
Mr. Sessions was a registered representative with Walford and Company, of Boulder, Colorado. In addition, from August, 1990, to the present, Mr. Sessions has been actively engaged in attempting to acquire his Professional Golf Association (PGA) tour card.

        Mr. Sessions has been the Secretary, Treasurer, and a director of Buffalo Capital III, Ltd., and Buffalo Capital IV, Ltd, both of which are Colorado corporations, since their inception in August, 1996. He has also been the Secretary, Treasurer and a director of Buffalo Capital V, Ltd, Buffalo Capital VI, Ltd., and Buffalo Capital VII, Ltd., all of which are Colorado corporations, since their inception in September, 1997. All of these entities are in the same business as the Company (blind pool or public shell companies).

        Mr. Sessions has a B.S. degree from the University of Colorado.

Compliance With Section 16(a) of the Exchange Act.

        Grant Peck, Dean Sessions, and Gary Joiner were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. None of such persons made a timely filing of Form 3, but all such filings were completed in August, 1998. None of such persons filed a timely report on Form 5 for the fiscal year ended December 31, 1997 or for the fiscal year ended December 31, 1998. However, deliquent filings of Form 5 for the fiscal years ended December 31, 1997 and December 31, 1998, are expected to be completed by all such persons on or before April 15, 1999.

ITEM 10.       EXECUTIVE COMPENSATION.

        No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

        The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and               Number of Shares               Percent of
Address                Owned Beneficially             Class Owned

Grant W. Peck <F1>
7331 S. Meadow Court
Boulder, Colorado 80301             327,200<F2>             28.83%

Dean F. Sessions<F1>
P. O. Box 17881
Boulder, Colorado  80308            327,400<F2>             28.85%

Scott B. Olson
1120 Lincoln St, Suite 900
Denver, CO  80203                     115,000               10.13%

Gary S. Joiner
4750 Table Mesa Drive
Boulder, Colorado  80303            327,400<F2>             28.85%

All directors and executive
officers (2 persons)                  2,618,400             57.67%

<F1>  The person listed is an officer, a director, or both, of the Company.
<F2>  Does not include 330,000 shares subject to Class A Warrants owned by each such person exercisable at $2.00 per share or 165,000 shares subject to Class B Warrants owned by each such person exercisable at $4.00 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

        As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnifi-cation for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

        Pursuant to the Colorado Corporation Code, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

        None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

        Each of the Company's officers and directors also are officers, directors, or both of several other Boulder, Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. However, as of the end of the Company's fiscal year, each of these entities had substantially the same shareholders as the Company, which means that there was no actual conflict of interest between the Company and these other entities as of that time.

        Company management and affiliates intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their shares for preincorporation services rendered at a price of $0.0025 per share, and the total purchase price for all presently issued and outstanding shares was $28,900, of which $7,500 was paid in cash and $21,400 was paid in the form of performance of services. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.
        (a)    The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                    Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange
Commission on March 4, 1998).

3.2                    Bylaws (incorporated by reference from Registration
Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998).

4.1 Warrant Agent Agreement (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998).

4.2 Specimen Class A Warrant Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998).

4.3 Specimen Class B Warrant Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 4, 1998).

27                     Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending December 31, 1998.

Signatures

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BUFFALO CAPITAL VIII, LTD.

By: /s/ ________________
Grant W. Peck (Principal Executive Officer and Director)

Date: April 7, 1999

By: /s/ ________________
Dean F. Sessions (Principal Financial Officer and Director)
Date: April 7, 1999

