Form 10QSB
period 1999-03-31
BUFFALO CAPITAL VIII LTD
filed 1999-05-17
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1999.

 ....Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from _________ to _________.

Commission File No:   0-23873

BUFFALO CAPITAL VIII, LTD.
(Name of small business in its charter)

Colorado                        84-1434321
(State or other            (IRS Employer Id.  No.)
jurisdiction of Incorporation)

7331 S. Meadow Court
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/99 the following shares of common were outstanding: Common Stock, no par value, 1,135,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 1998 and March 31, 1999, and for the period from inception through March 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



BUFFALO CAPITAL VIII, LTD.
(A Development Stage Company)

FINANCIAL STATEMENTS








Quarter Ended March 31, 1999

Buffalo Capital VIII, Ltd.
(A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of March 31, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                1,342

OTHER ASSETS:
Organizational costs (net
of amortization)                           470

TOTAL ASSETS                             1,812

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                         1,200

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding                             28,900

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding             0
Additional paid-in capital               2,278
Deficit accumulated
 during the
 development stage                    (30,566)
Total stockholders' equity                 612
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  1,812

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three months ended March 31, 1998 and March 31, 1999 and for the period from September 19, 1997 to March 31, 1999
(unaudited)

                           Three              Three         Period from
                           Months             Months        Inception
                           Ended              Ended         (9/19/97) thru
                           3/31/98            3/31/99       3/31/99

INCOME                          -                   -                   -

EXPENSES
Legal and
 professional               2,524               1,379               6,366
Advertising                     -                   -                 246
Amortization                   10                  30                 130
Rent                          150                 150                 900
Consulting fees                 -                   -              21,400
Office expense                  -                  40               1,524

TOTAL EXPENSES              2,684               1,599              30,566

NET LOSS                  (2,684)             (1,599)            (30,566)

Accumulated deficit
 Balance, Beginning
 of period               (10,196)            (28,967)                   0
Balance, End of
 period                  (12,880)            (30,566)            (30,566)
Loss per common
 share                      (NIL)               (NIL)             (.03)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             1,020,000           1,135,000           1,081,896

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1999 and for the period from September 19, 1997 to March 31, 1999
(unaudited)

                                        Three               Period from
                                        Months              Inception
                                        Ended               (9/19/97) thru
                                        3/31/99             3/31/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                               (1,599)                   (30,566)
Noncash items included
 in net loss:
 Amortization                               30                        130
 Rent                                      150                        900
 Stock issued for
 consulting fees                             -                     21,400
 Expenses paid by
 shareholders                              175                      1,378

Changes in
 Current
 liabilities                             1,084                      1,200
Net cash used
 by operating
 activities                              (160)                    (5,558)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs                           -                      (600)
Issuance of common
 stock                                       -                      7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                                  -                      6,900

Net increase (decrease)
 in cash and cash
 equivalents                             (160)                      1,342

CASH AND CASH EQUIVALENTS,
 Beginning of Period                     1,502                          0

CASH AND CASH EQUIVALENTS,
 End of Period                           1,342                      1,342

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 1 of 2)


                                      Common Stock             Additional
                                 Number of                        Paid-in
                                 shares               Amount      Capital
Common stock issued
for services, April 1997
at $.01 per share                      990,000         9,900            -

Common stock issued for
cash, September 1997
at $.25 per share                       30,000         7,500            -

Common stock issued
for services, June 1998
at $.10 per share                      115,000        11,500            -

Rent provided at
 no charge                                   -             -          900

Expenses paid by
shareholders                                 -             -        1,378

Net loss for the
 period ended
 March 31, 1999                              -             -            -

Balance
 March 31, 1999                      1,135,000        28,900        2,278

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to March 31, 1999
(page 2 of 2)

                                              Deficit
                                              Accumulated
                                              during the            Total
                                              development     Stockholder
                                              stage                equity
Common stock issued
for services, April 1997
at $.01 per share                                   -               9,900

Common stock issued for
cash, September 1997
at $.25 per share                                   -               7,500

Common stock issued
for services, June 1998
at $.10 per share                                   -              11,500

Rent provided at
 no charge                                          -                 900

Expenses paid by
shareholders                                        -               1,378

Net loss for the period
 period ended March 31, 1999                 (30,566)            (30,566)

Balance March 31, 1999                       (30,566)                 612

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 1999


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


2.     STOCKHOLDERS' EQUITY

As of March 31, 1999, a total of 1,135,000 shares of common stock were issued and outstanding along with 1,020,000 Class A warrants and 510,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00 respectively. Warrants are exercisable through December 31, 2003.

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

Preferred Stock: The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

3.     RELATED PARTY TRANSACTIONS
The Company's directors and officers are also principal shareholders. Each has received approximately 32% of the outstanding shares. In each case, the shares were issued for services provided which have been valued at $6,600.

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $3,437 for legal services rendered, $600 of which was capitalized as organizational costs, with $-0- payable at March 31, 1999.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

As of March 31, 1999, various expenses totaling $1,378 were paid by the shareholders of the Company. Additional paid-in capital was increased to reflect these payments.

4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES.

As mentioned in Note 3, the Company has incurred $900 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $130.

Common stock was issued for consulting and/or legal services on the following dates: April 1997, 990,000 shares at $.01 per share, and June 1998, 115,000 shares at $.10 per share.

5.  INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $30,500 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $5,800, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC
Section 381.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of March 31, 1999, reflects a current asset value of $1,342 in the form of cash, a total asset value of $1,812, which includes cash and organizational costs which have been capitalized, and current liabilities of $1,200..

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

Results of Operations.

During the period from September 19, 1997 (inception) through March
31, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $30,566 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in the Management Discussion and Analysis portion of this Form 10-QSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements relating to the effort to seek business opportunities, the need for additional financing, the possibility of generating revenue from operations, and the like.

       The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) There have been no reports on Form 8-K for the quarter ending March 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL VIII, LTD.
(Registrant)

Date: May 17, 1999

/s/_______________________________
Grant Peck, President