Form 10QSB
period 1999-06-30
BUFFALO CAPITAL VIII LTD
filed 1999-08-16
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 6/30/99 the following shares of common were outstanding: Common Stock, no par value, 11,350,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..



PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 1998 and June 30, 1999, and for the period from inception through June 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



BUFFALO CAPITAL VIII, LTD.
(A Development Stage Company)

FINANCIAL STATEMENTS








Quarter Ended June 30, 1999




Buffalo Capital VIII, Ltd.
(A Development Stage Company)

Index to Financial Statements
Balance Sheet                                           6
Statement of Loss and Accumulated Deficit               8
Statements of Cash Flows                                10
Statement of Stockholders' Equity                       12
Notes to Financial Statements                           14




Buffalo Capital VIII, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of June 30, 1999

(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          1,115

OTHER ASSETS:
Organizational costs (net
of amortization)                                     440

TOTAL ASSETS                                       1,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     507

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
11,350,000 shares issued and
outstanding                                       28,900

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                       0

Additional paid-in capital                         3,646

Deficit accumulated
 during the
 development stage                              (31,498)

Total stockholders' equity                          1048

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                            1,555

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three months ended June 30, 1998 and June 30, 1999 and for the period from September 19, 1997 to June 30, 1999
(unaudited)
(Page 1 of 2)

                                     Six             Six             Period from
                                  Months          Months               Inception
                                   Ended           Ended          (9/19/97) thru
                                 6/30/98         6/30/99                 6/30/99

INCOME                                  -              -                       -

EXPENSES
Legal and
 professional                      3,884           2,120                   7,107
Advertising                          246               -                     246
Amortization                          40              60                     160
Rent                                 300             300                   1,050
Consulting fees                   11,500               -                  21,400
Office expense                       483              51                   1,535

TOTAL EXPENSES                    16,453           2,531                  31,498

NET LOSS                        (16,453)         (2,531)                (31,498)

Accumulated deficit
 Balance, Beginning
 of period                      (10,196)        (28,967)                       0
 Balance, End of
 period                         (26,649)        (31,498)                (31,498)

Loss per common
 share                             (NIL)           (NIL)                   (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                   10,315,515      11,350,000              10,893,308

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three months ended June 30, 1998 and June 30, 1999 and for the period from September 19, 1997 to June 30, 1999
(unaudited)
(Page 2 of 2)

                                           Three                   Three
                                          Months                  Months
                                           Ended                   Ended
                                        6/30/98                  6/30/99
INCOME                                         -                       -

EXPENSES
Legal and
 professional                              1,360                     741
Advertising                                  246                       -
Amortization                                  30                      30
Rent                                         150                     150
Consulting fees                           11,500                       -
Office expense                               483                      11
TOTAL EXPENSES                            13,769                     932

NET LOSS                                (13,769)                   (932)

Accumulated deficit
 Balance, Beginning
 of period                              (12,880)                (30,566)

Balance, End of
 period                                 (26,649)                (31,498)
Loss per common
 share                                     (NIL)                   (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           10,315,515              11,350,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended June 30, 1998 and 1999 and for the period from September 19, 1997 to June 30, 1999
(unaudited)

                             Six                     Six                     Period from
                          Months                Months                         Inception
                           Ended                   Ended                  (9/19/97) thru
                         6/30/98                 6/30/99                         6/30/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                (16,453)                 (2,531)                        (31,498)
Noncash items
 included
 in net loss:
 Amortization                 40                      60                             160
 Rent                        300                     300                           1,050
 Stock issued for
 consulting fees          11,500                       -                          21,400
 Expenses paid by
 shareholders                  -                   1,393                           2,596

Changes in
 Current
 liabilities                 708                     391                             507
Net cash used
 by operating
 activities              (3,905)                   (387)                         (5,785)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs         (600)                       -                           (600)
Issuance of common
 stock                         -                       -                           7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                (600)                       -                           6,900


Net increase (decrease)
 in cash and cash
 equivalents             (4,505)                   (387)                           1,115

CASH AND CASH EQUIVALENTS
 Beginning of Period
                           7,354                   1,502                               0

CASH AND CASH EQUIVALENTS,
 End of Period
                           2,849                   1,115                           1,115

The accompanying notes are an integral part of these financial statements.


Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to June 30, 1999
(page 1 of 2)


                                    Common Stock                              Additional
                                       Number of                                 Paid-in
                                          shares          Amount                 Capital
Common stock issued
for services, April 1997
at $.001 per share                     9,900,000           9,900                       -

Common stock issued for
cash, September 1997
at $.025 per share                       300,000           7,500                       -

Common stock issued
for services, June 1998
at $.01 per share                      1,150,000          11,500                       -

Rent provided at
 no charge                                     -               -                   1,050

Expenses paid by
shareholders                                   -               -                   2,596

Net loss for the
 period ended
 June 30, 1999                                 -               -                       -

Balance
 June 30, 1999                        11,350,000          28,900                   3,646

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to June 30, 1999
(page 2 of 2)

                                                         Deficit
                                                     Accumulated
                                                      during the                   Total
                                                     development             stockholder
                                                           stage                  equity
Common stock issued
for services, April 1997
at $.001 per share                                             -                   9,900

Common stock issued for
cash, September 1997
at $.025 per share                                             -                   7,500

Common stock issued
for services, June 1998
at $.01 per share                                              -                  11,500

Rent provided at
 no charge                                                     -                   1,050

Expenses paid by
shareholders                                                   -                   2,596

Net loss for the period
 period ended June 30, 1999                             (31,498)                (31,498)

Balance June 30, 1999                                   (31,498)                   1,048

The accompanying notes are an integral part of these financial statements.


Buffalo Capital VIII, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999


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


2.      STOCKHOLDERS' EQUITY

Common Stock: As of June 30, 1999, 11,350,000 Units were issued pursuant to the terms of a Pre-Incorporation Consultation and Subscription Agreement dated April 1, 1997. The Units were issued for consideration consisting of pre-incorporation services by directors and promoters valued at $0.001 per Unit (or a total of $3,300 per person). Each of the Units consists of one share of common stock, two Class A Warrants to purchase common stock for $2.00 per share, and one Class
B Warrant to purchase common stock for $4,00 per share. Issuance of the Units was approved in the organizational consent dated September 20, 1997. Pursuant to the Consent of Directors dated September 30, 1997, an additional 100,000 Units were issued to each of three shareholders for cash consideration of $.025 per Unit, or a total of $2,500 per person.

On June 1, 1999, the Board of Directors authorized a 10-for-1 stock split, increasing the number of issued and outstanding shares to 11,350,000 and decreasing the stock basis. The number of outstanding warrants was not changed. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

As of June 30, 1999, 11,350,000 shares of the Company's no par value common stock were issued and outstanding, along with 1,020,000 Class
A warrants and 510,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively. Warrants are exercisable through December 31, 2003.

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

3.      RELATED PARTY TRANSACTIONS
The Company's directors and officers are also principal shareholders. Each has received approximately 38.7% of the outstanding shares. In each case, the majority of these shares were issued for services provided which have been valued at $6,600.

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's shareholders with approximately 8% of the outstanding shares. Since inception, the Company has paid $3,448 for legal services rendered, $600 of which was capitalized as organizational costs, with $507 payable at June 30, 1999.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

As of June 30, 1999, various expenses totaling $2,596 were paid by the shareholders of the Company. Additional paid-in capital was increased to reflect these payments.

4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES.

As mentioned in Note 3, the Company has incurred $1,050 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $160.

Common stock was issued for consulting and/or legal services on the following dates: April 1997, 9,900,000 shares at $.001 per share, and June 1998, 1,150,000 shares at $.01 per share.

5.  INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $31,400 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $5,900, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC
Section 381.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of June 30, 1999, reflects a current asset value of $1,115 in the form of cash, a total asset value of $1,555, which includes cash and organizational costs which have been capitalized, and current liabilities of $507.

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

Results of Operations.

During the period from September 19, 1997 (inception) through June 30, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $31,498 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

        (b) There have been no reports on Form 8-K for the quarter ending June 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL VIII, LTD.
(Registrant)

Date: August 16, 1999

/s/_______________________________
Grant Peck, President