Form 10QSB
period 1999-09-30
BUFFALO CAPITAL VIII LTD
filed 1999-10-05
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 9/30/99 the following shares of common were outstanding: Common Stock, no par value, 11,350,000 shares; Class A Warrants to purchase common stock, 1,020,000; Class B Warrants to purchase common stock, 510,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 1998 and September 30, 1999, and for the period from inception through September 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



BUFFALO CAPITAL VIII, LTD.
(A Development Stage Company)

FINANCIAL STATEMENTS








Quarter Ended September 30, 1999


Buffalo Capital VIII, Ltd.
(A Development Stage Company)


Index to Financial Statements               Page
Balance Sheet                                  5
Statement of Loss and
        Accumulated Deficit                    6
Statements of Cash Flows                       8
Statement of Stockholders' Equity             10
Notes to Financial Statements                 12

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of September 30, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            546

OTHER ASSETS:
Organizational costs (net
of amortization)                                     410

TOTAL ASSETS                                         956

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   1,517

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
11,350,000 shares issued and
outstanding                                       28,900

Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                       0
Additional paid-in capital                         4,216

Deficit accumulated
 during the
 development stage                              (33,677)

Total stockholders' equity                         (561)
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                              956

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the nine months ended September 30, 1998 and September 30, 1999 and for the period from September 19, 1997 to September 30, 1999
(unaudited)
(Page 1 of 2)

                                Nine            Nine                    Period from
                                Months          Months                  Inception
                                Ended           Ended                   (9/19/97) thru
                                9/30/98         9/30/99                 9/30/99
INCOME
EXPENSES
Legal and
 professional                      4,572           4,107                   9,094
Advertising                          246               -                     246
Amortization                          70              90                     190
Rent                                 450             450                    1200
Consulting fees                   11,500               -                  21,400
Office expense                     1,115              63                   1,547

TOTAL EXPENSES                    17,953           4,710                  33,677

NET LOSS                        (17,953)         (4,710)                (33,677)

Accumulated deficit
 Balance, Beginning
 of period                      (10,196)        (28,967)                       0

Balance, End of
 period                         (28,149)        (33,677)                (33,677)

Loss per common
 share                             (NIL)           (NIL)                   (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                   10,567,297      11,350,000              10,949,932

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT for the three months ended September 30, 1998 and September 30, 1999 and for the period from September 19, 1997 to September 30, 1999
(unaudited)
(Page 2 of 2)

                                           Three                   Three
                                          Months                  Months
                                           Ended                   Ended
                                         9/30/98                 9/30/99
INCOME                                         -                       -

EXPENSES
Legal and
 professional                                688                   1,987
Advertising                                    -                       -
Amortization                                  30                      30
Rent                                         150                     150
Consulting fees                                -                       -
Office expense                               632                      12

TOTAL EXPENSES                             1,500                   2,179

NET LOSS                                 (1,500)                 (2,179)

Accumulated deficit
 Balance, Beginning
 of period                              (26,649)                (31,498)

Balance, End of
 period                                 (28,149)                (33,677)
Loss per common
 share                                     (NIL)                   (NIL)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           10,567,297              11,350,000
The accompanying notes are an integral part of these financial statements.
Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1998 and 1999 and for the period from September 19, 1997 to September 30, 1999
(unaudited)

                            Nine            Nine             Period from
                          Months          Months               Inception
                           Ended           Ended          (9/19/97) thru
                         9/30/98         9/30/99                 9/30/99
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                (17,953)         (4,710)                (33,677)
Noncash items
 included
 in net loss:
 Amortization                 70              90                     190
 Rent                        450             450                   1,200
 Stock issued for
 consulting fees          11,500               -                  21,400
 Expenses paid by
 shareholders                  -           1,813                   3,016

Changes in
 Current
 liabilities                 688           1,401                   1,517
Net cash used
 by operating
 activities              (5,245)           (956)                 (6,354)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Organization costs         (600)               -                   (600)
Issuance of common
 stock                         -               -                   7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                (600)               -                   6,900

Net increase (decrease)
 in cash and cash
 equivalents             (5,845)           (956)                     546

CASH AND CASH EQUIVALENTS,
 Beginning of Period       7,354           1,502                       0

CASH AND CASH EQUIVALENTS,
 End of Period             1,509             546                     546

The accompanying notes are an integral part of these financial statements.


Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to September 30, 1999
(page 1 of 2)


                            Common Stock                      Additional
                               Number of                         Paid-in
                                  Shares          Amount         Capital
Common stock issued
for services, April 1997
at $.001 per share             9,900,000           9,900               -

Common stock issued for
cash, September 1997
at $.025 per share               300,000           7,500               -

Common stock issued
for services, June 1998
at $.01 per share              1,150,000          11,500               -

Rent provided at
 no charge                             -               -           1,200

Expenses paid by
shareholders                           -               -           3,016

Net loss for the
 period ended
 September 30, 1999                    -               -               -

Balance
 September 30, 1999           11,350,000          28,900           4,216

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to September 30, 1999
(page 2 of 2)


                                                 Deficit
                                             Accumulated
                                              during the                   Total
                                             development             Stockholder
                                                   stage                  equity
Common stock issued
for services, April 1997
at $.001 per share                                     -                   9,900

Common stock issued for
cash, September 1997
at $.025 per share                                     -                   7,500

Common stock issued
for services, June 1998
at $.01 per share                                      -                  11,500

Rent provided at
 no charge                                             -                   1,200

Expenses paid by
shareholders                                           -                   3,016

Net loss for the period
 period ended Sept. 30, 1999                    (33,677)                (33,677)

Balance Sept. 30, 1999                          (33,677)                   (561)

The accompanying notes are an integral part of these financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 1999


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

2.   STOCKHOLDERS' EQUITY

Common Stock:

As of September 30, 1999, a total of 11,350,000 shares of common stock were issued and outstanding along with 1,020,000 Class A warrants and 510,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00 respectively. Warrants are exercisable through December 31, 2003.

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

The Company's general and securities counsel, Gary Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's shareholders with approximately 8% of the outstanding shares. Since inception, the Company has paid $4,005 for legal services rendered, $600 of which was capitalized as organizational costs, with $347 payable at September 30, 1999.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

As of September 30, 1999, various expenses totaling $3,016 were paid by the shareholders of the Company. Additional paid-in capital was increased to reflect these payments.

4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES.

As mentioned in Note 3, the Company has incurred $1,200 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $190.

Common stock was issued for consulting and/or legal services on the following dates: April 1997, 9,900,000 shares at $.001 per share, and June 1998, 1,150,000 shares at $.0100 per share.

5.  INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $33,677 expiring in the year 2013. The tax benefit of these net operating losses, which totals approximately $6,399, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of September 30, 1999, reflects a current asset value of $546 in the form of cash, a total asset value of $956, which includes cash and organizational costs which have been capitalized, and current liabilities of $1,517.

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

Results of Operations.

During the period from September 19, 1997 (inception) through
September 30, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended.
No revenues were received by the Company during this period. The Company has experienced a net loss of $33,677 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

        (b) There have been no reports on Form 8-K for the quarter ending September 30, 1999.



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL VIII, LTD.
(Registrant)

Date: October 5, 1999

/s/_______________________________
Grant Peck, President