Form 10KSB
period 1999-12-31
BUFFALO CAPITAL VIII LTD
filed 2000-02-02
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB
(Mark One)
X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

                            Boulder, Colorado 80301
__________________________________________________________
                           City, State and Zip Code

Issuer's telephone number:  (303)530-3353

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a speci-fied date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,135,000 as of December 31, 1999.

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

        As of the end of its fiscal year ending December 31, 1999, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending December 31, 1999, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions has, as yet, resulted in any type of agreement.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 1999.

                                    Part II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        Although the Company's shares have been approved for trading on the OTC Bulletin Board since approximately December 6, 1999, under the trading symbol "BUFL," no actual trading of shares has occurred, and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 48 persons.

        No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. It received $7,500 in cash proceeds from its inside capitalization. The principal shareholders have also made additional capital contributions to the Company, totalling $6,000, and have paid approximately $3,376 in expenses on the Company's behalf, without the issuance of additional shares. The Company has expended the funds it has received in furtherance of its business plan, including primarily payment of legal and accounting fees, transfer agent fees, and the like. Consequently, the Company's balance sheet for the fiscal year ended December 31, 1999, reflects a current asset value of $611 in the form of cash, and a total asset value of $611.

Results of Operations

        During the period from September 19, 1997 (inception) through December 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of a registration statement on Fiorm 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

        For the fiscal year ending December 31, 2000, the Company anticipates incurring a loss as a result of continuing expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

        The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

        No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements or additional capital contributions from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

        In an effort to minimize its cash requirements, the Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.         FINANCIAL STATEMENTS.

                BUFFALO CAPITAL VIII, LTD.
                (A Development Stage Company)

                FINANCIAL STATEMENTS

                December 31, 1999



Index to Financial Statements
                                                                      [C]
Report of Independent Certified Public Accountant                      14
Balance Sheet                                                          15
Statement of Loss and Accumulated Deficit                              16
Statement of Stockholders' Equity                                      17
Statements of Cash Flows                                               21
Notes to Financial Statements                                          23

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS

The Board of Directors and Stockholders of
Buffalo Capital VIII, Ltd.

We have audited the accompanying balance sheet of Buffalo Capital
VIII, Ltd. (a development stage company) as of December 31, 1999, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity for the years ended December 31, 1999 and December 31, 1998, and for the period from inception (September 19, 1997) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Capital VIII, Ltd. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 1998, and for the period from inception (September 19, 1997) to December 31, 1999, in conformity with generally accepted accounting principles.

Comiskey and Company P.C.
Denver, Colorado
January 19, 2000

PROFESSIONAL CORPORATION

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
BALANCE SHEET
December 31, 1999

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $      611

  Total current assets:                               611

  Total assets:                                       611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     50
  Accounts payable-related party                      594

   Total current liabilities                          644

STOCKHOLDERS' EQUITY
  Preferred stock, no par value;
   10,000,000 shares authorized;
   no shares issued and outstanding
  Common stock, no par value;
   100,000,000 shares authorized;
   11,350,000 shares issued and
   outstanding                                     28,900
   Additional paid-in capital                      10,726
   Deficit accumulated
    during the development stage                 (39,659)

   Total stockholders' equity                        (33)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                     $      611

The accompanying notes are an integral part of the financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                Period
                                September 19, 1997       For the                  For the
                                (Inception)              year ended            year ended
                                to 12/31/99              12/31/99                12/31/98
REVENUES
  Investment income                            -                -                       -

EXPENSES
  Advertising                                246                -                     246
  Amortization                               600              500                     100
  Consulting fees                         21,400                -                  11,500
  Filing fees                                 25               25                       -
  Legal and
   accounting                             14,475            9,488                   4,858
  Bank charges                                58               47                      11
  Office expense                           1,505               32                   1,456
  Rent expense                             1,350              600                     600

   TOTAL EXPENSES                         39,659           10,692                  18,771

NET LOSS                                (39,659)         (10,692)                (18,771)

Accumulated deficit
 Balance, beginning
  of period                                    -         (28,967)                (10,196)

 Balance, end of
  period                                (39,659)         (39,659)                (28,967)

NET LOSS PER
 SHARE                                     (NIL)            (NIL)                   (NIL)

WEIGHTED AVERAGE NUMBER
 OF SHARES
  OUTSTANDING                         10,867,227       11,350,000              10,871,100

The accompanying notes are an integral part of the financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to December 31, 1999
(page 1 of 2)

                                        Common Stock
                               Number of
                                shares           Amount                      APIC
Common stock issued
 for services, April 1997
 at $0.001 per share           9,990,000        $   9,900                       -

Common stock issued
 for cash, September 1997
 at $0.025 per share             300,000            7,500                       -

Rent provided at
 no charge for 1997                    -                -                     150

Net loss for the
 period ended
 December 31, 1997                     -                -                       -

Balance,
 December 31, 1997                    10,200,000           17,400             150

Common stock issued
 for services, June 1998
 at $0.01 per share                    1,150,000           11,500               -

Rent provided at no charge
 for 1998                              -                -                     600

Expenses paid by
 shareholders in 1998                  -                -                   1,203

Net loss for the year
 ended December 31, 1998               -                -                       -



Balance
 December 31, 1998            11,350,000           28,900                   1,953

Capital contributions
 from shareholders, no shares
 issued. Oct./Nov. 1999                -                -                   6,000

Rent provided at no charge
 for 1999                              -                -                     600

Expenses paid by shareholders
 in 1999                               -                -                   2,173

Net loss for the year ended
 December 31, 1999                     -                -                       -

Balance,
 December 31, 1999            11,350,000       $   28,900               $  10,726

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (September 19, 1997)
to December 31, 1999
(page 2 of 2)

                                                  Deficit
                                              Accumulated
                                               during the                   Total
                                              development           stockholders'
                                                    stage                  equity

Common stock issued
 for services, April 1997
 at $0.001 per share                           $        -               $   9,900

Common stock issued
 for cash, September 1997
 at $0.025 per share                                    -                   7,500

Rent provided at
 no charge for 1997                                     -                     150

Net loss for the
 period ended
 December 31, 1997                               (10,196)                (10,196)

Balance,
 December 31, 1997                               (10,196)                   7,354

Common stock issued
 for services, June 1998
 at $0.01 per share                                     -                  11,500

Rent provided at no charge
 for 1998                                               -                     600

Expenses paid by
 shareholders in 1998                                   -                   1,203



Net loss for the year
 ended December 31, 1998                         (18,771)                (18,771)

Balance
 December 31, 1998                               (28,967)                   1,886

Capital contributions
 from shareholders, no shares
 issued. Oct./Nov. 1999                                 -                   6,000

Rent provided at no charge
 for 1999                                               -                     600

Expenses paid by shareholders
 in 1999                                                -                   2,173

Net loss for the year ended
 December 31, 1999                               (10,692)                (10,692)

Balance,
 December 31, 1999                     $         (39,659)               $    (33)

The accompanying notes are an integral part of these financial statements. Buffalo Capital VIII, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                          Period              For                     For
                              September 19, 1997         the year                the year
                                  (inception) to            ended                   ended
                                        December         December                December
                                        31, 1999         31, 1999                31, 1998
CASH FLOWS FROM
OPERATING ACTIVITIES:

 Net Loss                      $        (39,659)         (10,692)       $        (18,771)

 Adjustments to reconcile
 net loss to net cash used
 by operating activities:

   Amortization                              600              500                     100
   Rent expense                            1,350              600                     600
   Stock issued for
    consulting fees                       11,500                -                  11,500
   Expenses paid by
    shareholders                          13,276            2,173                   1,203
   Changes in
    current liabilities                      644              528                     116

    Net cash used by
     operating activities               (12,289)          (6,891)                 (5,252)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Organization costs                        (600)                -                   (600)
 Net cash used by investing
 activities                                (600)                -                   (600)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Capital contributions from
  shareholders                             6,000            6,000                       -
 Issuance of common stock                  7,500                -                       -


 Net cash provided by financing
  activities                              13,500            6,000                       -

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        611            (891)                 (5,852)

CASH AND CASH EQUIVALENTS,
 Beginning of Period                           -            1,502                   7,354

CASH AND CASH EQUIVALENTS,
 End of Period                          $    611        $     611               $   1,502

The accompanying notes are an integral part of the financial statements.

Buffalo Capital VIII, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

1. Summary of Significant Accounting Policies

Development Stage Company
Buffalo Capital VIII, Ltd. (a development stage company) (the
"Company") was incorporated under the laws of the State of Colorado on September 19, 1997. The initial registered office of the Company is 4750 Table Mesa Drive, Boulder, Colorado 80301. The initial principal office of the Company is 7331 South Meadow Court, Boulder, Colorado 80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Loss per Share
Loss per share was computed using the weighted average number of shares outstanding during the period.

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

2. Stockholders' Equity

Common Stock
In September, 1997, 495,000 Units were issued pursuant to the terms of a Pre-Incorporation Consultation and Subscription Agreement dated April 1, 1997. The Units were issued for consideration consisting of pre-incorporation services by directors and promoters valued at $0.001 per Unit (or a total of $3,300 per person). Issuance of the Units was approved in the organizational consent dated September 20, 1997.
Pursuant to the Consent of Directors dated September 30, 1997, an additional 5,000 units were issued to each of three shareholders.
These Units were issued for cash consideration of $0.50 per Unit, or a total of $2,500 per person. Each Unit consists of 20 shares (post-split) of common stock, 2 Class A common stock purchase warrants, and one Class B common stock purchase warrant.

On December 15, 1997, the Board of Directors authorized a 2-for-1 stock split, thereby increasing the number of issued and outstanding shares to 1,020,000 and decreasing the stock basis by half. The number of outstanding warrants was not changed. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

On June 30, 1999, the Board of Directors authorized a 10-for-1 stock split, thereby increasing the number of issued and outstanding shares to 11,350,000 and decreasing the stock basis by a factor of ten. The number of outstanding warrants was not changed. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

As of December 31, 1999 11,350,000 shares of the Company's no par value common stock were issued and outstanding, along with



1,020,000 Class A warrants and 510,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00 respectively. The warrants are exercisable through December 31, 2003.

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

3.  Related Party Transactions
The Company's directors and officers are also the principal shareholders, controlling 8,796,000, or 77% of the total outstanding shares.

Corporate counsel for the Company owns greater than 5% of the total outstanding shares. The shares were originally issued for services valued at $3,300. Since inception, legal fees to the Company totaled $8,372.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

For the year ended December 31, 1999, various expenses totaling
$2,173 were paid for by the shareholders of the Company. Additional paid-in capital was increased to reflect these payments.

Capital contributions totaling $6,000 were made by the Company's shareholders in the fourth quarter of 1999. No stock has been issued for these capital contributions.

4.  Income Taxes
The Company has Federal net operating loss carryforwards of approximately $39,500 expiring in the year 2019. The tax benefit of these net operating losses, which totals approximately $7,500, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC



Section 381. For the period ended December 31, 1999, the valuation allowance increased by approximately $2,000.

5.  Supplemental Disclosure of Non-cash Financing Activities
For the year ended December 31, 1999, the Company recorded rent expense of $50 per month for a total of $600.

Common stock was issued for consulting and/or legal services on the following dates: April 1997, 9,900,000 shares at $0.001 per share ($9,900); and June 1998, 1,150,000 shares at $0.01 per share
($11,500).

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

        The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

                                   Part III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name                         Age                   Positions Held
                                                       and Tenure

Grant W. Peck                 45                  President and a
                                                   Director since
                                                  September, 1997

Dean F. Sessions              49            Secretary, Treasurer,
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

        The directors and officers will devote their time to the Com-pany's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Grant W. Peck.

        Mr. Peck has served as President and a Director of the Company since its inception.

        From 1994 to the present, Mr. Peck has been engaged in the business of managing commercial real estate which he owns and in the business of mergers or acquisitions involving blind pool or blank check companies. Mr. Peck was the principal shareholder, the President and a Director of J. S. Grant's, Inc., doing business as Just Squeezed Juices, from its inception in 1985 until January, 1995, when the Company was sold. J.S. Grant's distributed fresh juices from Denver, Colorado, to five states, and had approximately $3.5 million in annual sales and 36 employees. Between 1977 and 1984, Mr. Peck was an owner and Director of Operations for the Harvest Restaurant and Bakery, a restaurant company that catered to the then emerging health-conscious market. During his tenure with Harvest Restaurant and Bakery, Mr. Peck was responsible for the growth and daily operation of the restaurant company, employing over 385 employees and staffing 28 managers.

        Mr. Peck is currently an officer and director of five other blind pool or blank check companies, including Capmacco Corp., First
CMA, Inc., Second CMA, Inc., Pacific CMA, Inc., and National
CMA, Inc., all of which are Colorado Corporations.

        Mr. Peck attended the University of Colorado and Macalester College in St. Paul, Minnesota, but did not receive a degree from either institution.

Dean F. Sessions.

        Mr. Sessions has served as Secretary and Treasurer, and as a Director of the Company since its inception.

        From 1973 through 1982 Mr. Sessions was employed as an investment broker by E.F. Hutton & Co., in its Boulder, Colorado office. From 1982 through 1986 Mr. Sessions was an officer, director and principal shareholder of A. S. Food Company, Inc., a Colorado corporation formed to acquire the franchise rights for Round The
Corner restaurants in Oregon, Washington and British Columbia.
A. S. Food Company, Inc., opened and operated two Round The
Corner restaurants in the Seattle, Washington area, but in 1986 it filed bankruptcy and ceased operations.

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

        From 1994 to the present, Mr. Sessions has been engaged in the business of mergers and acquisitions involving blind pool or blank check companies. In addition, from August, 1990, to the present, Mr. Sessions has been actively engaged in attempting to acquire his Professional Golf Association (PGA) tour card.

        Mr. Sessions is currently an officer and director of five other blind pool or blank check companies, including Capmacco Corp., First CMA, Inc., Second CMA, Inc., Pacific CMA, Inc., and National
CMA, Inc., all of which are Colorado Corporations.

        Mr. Sessions has a B.S. degree from the University of Colorado.

Compliance With Section 16(a) of the Exchange Act.

        Grant Peck, Dean Sessions, and Gary Joiner were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. None of such persons made a timely filing of Form 3, but all such filings were completed in August, 1998. None of such persons filed a timely report on Form 5 for the fiscal year ended December 31, 1997 or for the fiscal year ended December 31, 1998. The Company has been advised that its officers and directors have made timely filings on Form 5 for the fiscal year ended December 31, 1999.


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

Name and                Number of Shares                Percent of
Address                 Owned Beneficially              Class Owned

Grant W. Peck <F1>
7331 S. Meadow Court
Boulder, Colorado 80301            4,403,000<F2>               38.79%

Dean F. Sessions<F1>
P. O. Box 17881
Boulder, Colorado  80308           4,401,000<F3>               38.78%

Scott B. Olson
1120 Lincoln St, Suite 900


Denver, CO  80203                    1,150,000                  9.25%

Gary S. Joiner
4750 Table Mesa Drive
Boulder, Colorado  80303           1,034,000<F4>                9.11%

All directors and executive
officers (2 persons)                   8,804,000               77.57%

<F1>  The person listed is an officer, a director, or both, of the
Company.

<F2> Includes 4,397,000 shares owned directly by Mr. Peck, as well as 6,000 shares owned by Mr. Peck's children, of which he may be deemed to be the beneficial owner. Does not include 442,500 shares which may be acquired upon exercise of Class A $2.00 warrants owned by Mr. Peck, or 221,250 shares which may be acquired upon exercise of Class B $4.00 warrants owned by Mr. Peck.

<F3> Includes 4,399,000 shares owned directly by Mr. Sessions, as well as 2,000 shares owned by his spouse, of which he may be deemed to be the beneficial owner. Does not include 442,500 shares which may be acquired upon exercise of Class A $2.00 warrants owned by Mr. Sessions, or 221,250 shares which may be acquired upon exercise of Class B $4.00 warrants owned by Mr. Sessions.

<F4> Includes 1,024,000 shares owned directly by Mr. Joiner, as well as 2,000 shares owned by his spouse and 8,000 shares owned by his children, of which he may be deemed to be the beneficial owner.
Does not include 105,000 shares which may be acquired upon exercise of Class A $2.00 warrants owned by Mr. Joiner, or 52,500 shares which may be acquired upon exercise of Class B $4.00 warrants owned by Mr. Joiner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Indemnification of Officers and Directors

        As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

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

        Each of the Company's officers and directors also are officers, directors, or both, of several other Boulder, Colorado based development-stage corporations in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. However, as of the end of the Company's fiscal year, each of these entities had substantially the same shareholders as the Company, which means that there was no actual conflict of interest between the Company and these other entities as of that time.

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

27                      Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 1999.

Signatures

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BUFFALO CAPITAL VIII, LTD.


By: /s/ ________________
Grant W. Peck (Principal Executive Officer and Director)
Date: February 2, 2000


By: /s/ ________________
Dean F. Sessions (Principal Financial Officer and Director)
Date: February 2, 2000