Form 10QSB
period 2000-03-31
BUFFALO CAPITAL VIII LTD
filed 2000-05-22
CIK 1047540

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB


(Mark One)
  [X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

  [ ]  Transition report under section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from________ to ________.

Commission File No:  0-23873

                           BUFFALO CAPITAL VIII, LTD.
                     (Name of small business in its charter)

Colorado                                                   84-1434321
(State or other jurisdiction of Incorporation)            (IRS Employer Id. No.)

36 West 25th Street
Second Floor
New York, New York                                         10010
(Address of Principal Office)                             (Zip Code)

Issuer's telephone Number:  (212) 414-2700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes       No
                                                                 -----    -----

Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2000 the following shares of common stock were outstanding: Common Stock, no par value, 11,000,000 shares.

Transitional Small Business Disclosure Format (Check one):   Yes       No  X
                                                                -----    -----

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

 (a) The unaudited consolidated financial statements of registrant as of March 31, 2000 and for the periods February 23, 1999 (Inception) through March 31, 1999, and the three months ended March 31, 2000 follow. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.



                           BUFFALO CAPITAL VIII, LTD.
             Index to Consolidated Financial Statements - Unaudited



                  Consolidated Balance Sheet at March 31, 2000


                      Consolidated Statement of Operations
              February 23, 1999 (Inception) Through March 31, 1999
                      and Three Months Ended March 31, 2000


               Consolidated Statement of Shareholders' Deficiency
              February 23, 1999 (Inception) Through March 31, 1999
                      and Three Months Ended March 31, 2000


                      Consolidated Statement of Cash Flows
              February 23, 1999 (Inception) Through March 31, 1999
                      and Three Months Ended March 31, 2000


                   Notes to Consolidated Financial Statements

                           BUFFALO CAPITAL VIII, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited



                                                                       March 31, 2000
                                                                       --------------
ASSETS
Current assets:
     Accounts receivable                                                 $    4,950
     Loan receivable -- related party                                        60,000
     Prepaid expenses                                                        10,000
                                                                         ----------

               Total current assets                                          74,950

Investments                                                                  34,383
                                                                         ----------

               Total assets                                              $  109,333
                                                                         ==========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Bank overdraft                                                      $    3,715
     Accounts payable and accrued expenses                                   97,184
     Loans payable                                                          224,000
                                                                         ----------
               Total current liabilities                                    324,899
                                                                         ----------

Shareholders' deficiency:
     Preferred stock                                                             --
     Common stock                                                                 4
     Accumulated deficit                                                   (215,570)
                                                                         ----------

               Total shareholders' deficiency                              (215,566)
                                                                         ----------

               Total liabilities and shareholders' deficiency            $  109,333
                                                                         ==========


          See accompanying Notes to Consolidated Financial Statements.

                           BUFFALO CAPITAL VIII, LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited



                                                  February 23, 1999
                                                     (Inception)         Three Months
                                                       Through              Ended
                                                    March 31, 1999      March 31, 2000
                                                  -----------------     --------------
REVENUE                                              $         --        $     47,388
                                                     ------------        ------------

COSTS AND EXPENSES:
     Development expenses                                      --             140,270
     General and administrative                                --             130,562
     Interest                                                  --                  --
                                                     ------------        ------------

               Total costs and expenses                        --             270,832
                                                     ------------        ------------

LOSS BEFORE TAXES                                              --             233,444

PROVISION FOR TAXES                                            --                  --
                                                     ------------        ------------

NET LOSS                                             $         --        $    233,444
                                                     ============        ============


NET LOSS PER SHARE                                            Nil        $        .02
                                                     ============        ============


WEIGHTED AVERAGE SHARES
OUTSTANDING (pro-forma in 1999)                        11,000,000          11,000,000
                                                     ============        ============


          See accompanying Notes to Consolidated Financial Statements.

                           BUFFALO CAPITAL VIII, LTD.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                                    Unaudited




                                         Preferred Stock               Common Stock                                  Total
                                        -----------------     -----------------------------     Accumulated       Shareholders'
                                        Shares     Amount        Shares           Amount          Deficit          Deficiency
                                        ------     ------     ------------     ------------     ------------      -------------
Balance, February 23, 1999
(Inception)                                 --         --              100     $          4     $         --      $          4
Net loss for the period ended
March 31, 1999                              --         --               --               --               --                --
                                        ------     ------     ------------     ------------     ------------      ------------

Balance, March 31, 1999                     --         --              100     $          4     $         --      $          4
                                        ======     ======     ============     ============     ============      ============


Balance, January 1, 2000                    --         --              100     $          4     $      7,874      $      7,878
Net loss for the period ended
March 31, 2000                              --         --               --               --         (223,444)         (223,444)
Acquisition of Buffalo Capital                                        (100)
 VIII, Ltd.                                 --         --       11,000,000               --               --                --
                                        ------     ------     ------------     ------------     ------------      ------------

Balance, March 31, 2000                     --         --       11,000,000     $          4     $   (215,566)     $   (215,566)
                                        ======     ======     ============     ============     ============      ============



          See accompanying Notes to Consolidated Financial Statements.

                           BUFFALO CAPITAL VIII, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited



                                                                 February 23, 1999
                                                                    (Inception)          Three Months
                                                                      Through               Ended
                                                                    March 1,1999        March 31, 2000
                                                                 -----------------      --------------
Cash provided by:
    Operating -
        Revenues received                                           $         --         $     47,508
        Expenses paid                                                         --             (201,665)
                                                                    ------------         ------------

            Net cash consumed by operations                                   --             (154,157)

    Investments - (Returns (additions)                                    (8,999)                 430

    Financing - Proceeds from loans                                       11,339              150,000
                                                                    ------------         ------------

Net increase (decrease) in cash                                            2,340               (3,727)

Cash, beginning of period                                                     --                   12
                                                                    ------------         ------------

Cash (overdraft), end of period                                     $      2,340         $     (3,715)
                                                                    ============         ============


Reconciliation of Net loss to Net cash consumed by
operations:
    Net loss                                                        $         --         $   (223,444)
    Decrease in accounts receivable                                           --                  120
    Increase in accounts payable and accrued liabilities                      --               69,167
                                                                    ------------         ------------

                Net cash consumed by operations                     $         --         $   (154,157)
                                                                    ============         ============


          See accompanying Notes to Consolidated Financial Statements.

                           BUFFALO CAPITAL VIII, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited


1. ACCOUNTING POLICIES. The Company's consolidated financial statements for the three months ended March 31, 2000 and the period February 23, 1999 (inception) through March 31, 1999, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10KSB, supplemented herein and by Notes 2 and 3 of below. Fees received for management and other services are recognized in the period to which they relate, and costs and expenses are recognized as incurred. The Company finances its entertainment projects through limited partnerships in which it is general partner and investor. The Company has three such projects at March 31, 2000, which are recorded at the lower of cost or estimated realizable value. Management believes the consolidated statements include all adjustments necessary to present fairly the results of the Company's operations for such interim periods and its financial condition at March 31, 2000. Interim financial statements may not be indicative of results for the full fiscal period, and should be read in conjunction with the Company's audited report for its most recent year-end, December 31, 1999.


2. BASIS OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Momentum Productions, Inc.(an operating company acquired March 2000), and Momentum Holding Corp.(an inactive Delaware corporation formed January 2000). All intercompany transactions have been eliminated.


3. MOMENTUM PRODUCTIONS, INC. ("MPI"). During March 2000, the Company acquired 100% of the outstanding stock of MPI, a privately held New York corporation engaged in the development and production of live theatrical products. In connection with this transaction, the Company's shareholders returned 9,470,000 common shares to authorized but issued and cancelled all of the Class A and Class B warrants outstanding, and the Company issued 9,120,000 new shares to the shareholders of MPI. As a result of this transaction, the Company has a total of 11,000,000 common shares outstanding, of which the former owners of MPI hold 82.9%. The Company has recorded the acquisition of MPI as a reverse acquisition. Had the acquisition of MPI occurred on January 1, 2000, consolidated Net Loss for the three months ended March 31, 2000 would have been approximately $88,000.


4. RELATED PARTY TRANSACTIONS. The Company rents its office facilities on a month to month basis from an entity owned by one of its executives. In January 2000, the company agreed to pay $5,500 per month, on a month to month basis for such facilities. At March 31, 2000 the company is owed $60,000 from an entity owned by one of its executives. This loan is non-interest bearing and has no stated maturity. The Company's principal source of revenue is from entertainment project partnerships of which the Company is general partner; see Investments below.

5. INVESTMENTS. The Company's owns the following entertainment interests:

         Dinner With Friends, L.P.                   $ 34,252
         Thunder Development, L.P.                          1
         Ringing Development, L.P.                        130
                                                     --------
                                                     $ 34,383

The Company is general partner of the above limited partnerships. In addition, the Company has been assigned the rights to receive general partner distributions, if any, relating to Spin, L.P.

6. LOANS PAYABLE. At March 31, 2000 the Company was indebted to four individuals for loans amounting to $224,000. One loan for $14,000 is non-interest bearing with no stated maturity, and the other three totalling $100,000, $80,000, and $30,000 bear interest at 10% and are payable in June 2000.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications; delays in our introduction of new products or services; and failure by us to keep pace with emerging technologies.

When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

REVENUES - Our revenues for the three months ended March 31, 2000 ("FQ0") of $47,388 are comprised of royalties and fee income, substantially all of which relates to distributions received from its production of Dinner With Friends at the Variety Arts Theatre, Off-Broadway, in New York City. Our operating subsidiary MPI, formed in February 1999, did not begin to receive revenues until late 1999. Accordingly, the period February 23, 1999 (inception) through March 31, 1999 ("FQ9") had no comparable receipts.

EXPENSES - Development expense for FQ0 was $140,270 substantially all of which relates to the write-down in value of the Company's investment in Thunder Knocking on the Door of $95,412, and the provision for its wind-up of $44,588. The write-down of this project, which had been experiencing moderate audience acceptance for almost a year on tour, was deemed appropriate by management following its recent performance in Stamford, CT that confirmed it still fell below the artistic potential for Broadway production.

General and administrative expenses were $130,562 for FQ0 and relate in order of magnitude to management of our Off-Broadway production of Dinner With Friends, our tour of Thunder Knocking at the Door, participation in an international tour of Play On!, and development efforts associated with our planned revival of Bells Are Ringing. In addition, we expend management time and other resources reviewing new prospects for inclusion in our ongoing business plan to develop live theatrical entertainment products.

As significant development and managerial efforts did not begin until the latter portion of 1999, the Company had no comparable expenses for FQ9.

RESULTS OF OPERATIONS - Our loss from operations for FQ0 was $233,444. In view of our recent formation and lack of profitable operating history, no tax benefit (or savings) could reasonably be anticipated resulting in a net loss for the full amount of $2333,444. The loss for FQ0 was in line with management's expectation, as the enhanced revenue opportunities associated with developing live entertainment products generally do not occur until each product's investors recoup their initial capital. At March 31, 2000 only the first of the company's projects was running, Dinner With Friends, which had recently opened in November 1999.

LOSS PER SHARE - The average number of shares outstanding during both FQ0 and FQ9 was 11,000,000. Accordingly, the loss per share for each period was $.02 and Nil, respectively.

LIQUIDITY AND CAPITAL RESOURCES - We develop and commercialize each of its live theatrical projects through sale to accredited buyers of interests in a limited partnership of which the company acts as General Partner and Manager. While limited partnerships provide an ideal medium for financing theatrical products, until investors recoup their investment, distributions of management fees and particularly royalties to the general partner and manager are generally marginal. Accordingly, we must maintain sufficient working capital to sustain the expenses of identification, early development, and continuing management of its products.

At March 31, 2000 substantially all of our working capital was provided from short-term borrowings as our private placement of 1,000,000 of common shares at $1.00 per share was delayed until April 2000. Additionally, distributions from the company's initial operation of Dinner with Friends, as expected, will not contribute materially to our overall expenses until the project's backers recoup their original investment. After repayment of its short-term borrowings of approximately $210,000, the company will have sufficient capital resources to exploit the commercial potential of its existing live theatre production rights.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgements entered against any of our directors or officers in his capacity as such.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period, we completed our acquisition of 100% of the issued and outstanding common shares of Momentum Productions, Inc., a private New York company (MPI), in exchange for approximately 82.9% of our ownership. In contemplation of this transaction, we returned 9,470,000 common shares to authorized but unissued, cancelled our Class A and Class B warrants, and issued 9,120,000 new shares to the shareholders of MPI. As a result of this transaction, there are now 11,000,000 common shares issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

         (a)  Exhibit No. 27.1 - Financial Data Schedule.

         (b) We filed a report on Form 8-K on March 22, 2000 in connection with the acquisition of MPI.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL VIII, LTD.
(Registrant)

Date:  May 22, 2000


  /s/ MARK BALSAM
-----------------------------
Mark Balsam, President
   and Chief Executive Officer


  /s/ ANTHONY R. RUSSO
-----------------------------
Anthony R. Russo, Vice President
   and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.            DESCRIPTION
-----------            -----------
   27.1                Financial Data Schedule