Form 10QSB
period 2000-06-30
MOMENTUM HOLDINGS CORP
filed 2000-08-21
CIK 1047540

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB


(Mark One)

  X      Quarterly report under section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended June 30, 2000.

         Transition report under section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the transition period from ____________ to ___________.

Commission File No: 0-23873

                         MOMENTUM HOLDINGS CORPORATION
                     [formerly Buffalo Capital VIII, Ltd.]
                    (Name of small business in its charter)

Delaware                                             13-4099008
(State or other jurisdiction of Incorporation)       (IRS Employer Id. No.)

36 West 25th Street - Second Floor
New York, New York                                   10010
(Address of Principal Office)                        (Zip Code)

Issuer's telephone Number:  (212) 414-2700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No
                                                                  ---    ---

Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2000 the
following shares of common stock were outstanding:     Common Stock, $.001 par
value, 11,664,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited consolidated financial statements of registrant as of June 30, 2000 and for the periods February 23, 1999 (inception) through June 30, 1999, and the six months ended June 30, 2000 follow. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.





                         MOMENTUM HOLDINGS CORPORATION
                     [formerly Buffalo Capital VIII, Ltd.]

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited



Consolidated Balance Sheet at June 30, 2000                                 3



Consolidated Statement of Operations
         February 23, 1999 (Inception) through June 30, 1999
         and Six Months Ended June 30, 2000                                 4


Consolidated Statement of Shareholders' Equity
         February 23, 1999 (Inception) through June 30, 1999
         and Six Months Ended June 30, 2000                                 5


Consolidated Statement of Cash Flows
         February 23, 1999 (Inception) through June 30, 1999
         and Six Months Ended June 30, 2000                                 6


Notes to Consolidated Financial Statements                                7 - 8

                         MOMENTUM HOLDINGS CORPORATION
                     [formerly Buffalo Capital VIII, Ltd.]
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


                                                           June 30, 2000
                                                           -------------
ASSETS
Current assets:
     Cash and equivalents                                    $ 278,719
     Accounts receivable                                         4,950
     Loan receivable - related party                            60,000
     Prepaid expenses - related party                           40,093
                                                             ---------

               Total current assets                            383,762

Investments                                                     84,999
                                                             ---------

               Total assets                                  $ 468,761
                                                             =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses payable                                $  20,127
     Loans payable                                             144,000
                                                             ---------

               Total current liabilities                       164,127
                                                             ---------


Shareholders' equity:
     Preferred stock                                                --
     Common stock                                               11,665
     Additional paid in capital                                647,534
     Accumulated deficit                                      (354,565)
                                                             ---------

              Total shareholders' equity                       304,634
                                                             ---------

              Total liabilities and shareholders' equity     $ 468,761
                                                             =========


          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited


                                       February 23, 1999
                                          (Inception)          Six Months     Three Months   Three Months
                                            Through              Ended           Ended           Ended
                                         June 30, 1999       June 30, 2000   June 30, 1999   June 30, 2000

REVENUE                                   $        --         $   133,033     $        --     $    85,645
                                          -----------         -----------     -----------     -----------

COSTS AND EXPENSES:
    Development expenses                           --             166,479              --          26,209
    General and administrative                     --             324,951              --         194,389
    Interest, net                                  --               4,042              --           4,042
                                          -----------         -----------     -----------     -----------

             Total costs and expenses              --             495,472              --         224,640
                                          -----------         -----------     -----------     -----------

LOSS BEFORE TAXES                                  --             362,439              --         138,995

PROVISION FOR TAXES                                --                  --              --              --
                                          -----------         -----------     -----------     -----------

NET LOSS                                  $        --         $   362,439     $        --     $   138,995
                                          ===========         ===========     ===========     ===========


NET LOSS PER SHARE                                Nil         $       .03             Nil     $       .01
                                          ===========         ===========     ===========     ===========


WEIGHTED AVERAGE SHARES
OUTSTANDING (pro-forma in 1999)            11,000,000          11,213,357      11,000,000      11,373,375
                                          ===========         ===========     ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited


                               Preferred Stock,             Common Stock,
                               $.01 par value              $.001 par value            Additional          Accum-          Share-
                              -----------------         --------------------            paid in           lated           holders'
                              Shs         Amt           Shs              Amt            Capital          Deficit           Equity
                              ---         ---           ---              ---          -----------        -------          --------
1999 -
Balance, February 23             --          --             100      $         4      $        --      $        --      $         4
(inception)

Net loss, period ended
June 30                          --          --              --               --               --               --               --
                           --------    --------     -----------      -----------      -----------      -----------      -----------


Balance, June 30                 --          --             100      $         4      $        --      $        --      $         4
                           ========    ========     ===========      ===========      ===========      ===========      ===========



2000 -
Balance, January 1               --          --             100      $         4      $        --      $     7,874      $     7,878

Acquisition of
Buffalo Capital VIII,
Ltd., merger and                 --          --            (100)              (4)               4               --               --
recapitalization                 --          --      11,000,000           11,000          (11,000)              --               --

Sale of shares, net              --          --         664,500              665          658,530               --          659,195

Net loss, six months
ended June 30                    --          --              --               --               --         (362,439)        (362,439)
                           --------    --------     -----------      -----------      -----------      -----------      -----------


Balance, June 30                 --          --      11,664,500      $    11,665      $   647,534      $  (354,565)     $   304,634
                           ========    ========     ===========      ===========      ===========      ===========      ===========


          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited


                                                           February 23, 1999
                                                              (Inception)           Six Months
                                                                Through               Ended
                                                             June 30,1999         June 30, 2000
                                                           ------------------     -------------
Cash provided (consumed) by:
    Operations -
        Revenues received                                      $      --            $ 133,153
        Expenses paid                                                 --             (533,455)
                                                               ---------            ---------

            Net cash consumed by operations                           --             (400,302)

    Investment - Additions                                       (51,950)             (50,186)

    Financing - Borrowings                                        52,000               70,000
                Proceeds from sale of common stock                    --              659,195
                                                               ---------            ---------

Net increase (decrease) in cash                                       50              278,707

Cash, beginning of period                                             --                   12
                                                               ---------            ---------

Cash (overdraft), end of period                                $      50            $ 278,719
                                                               =========            =========




Reconciliation of Net loss to Net cash consumed by
operations:
    Net loss                                                                        $(362,439)
    Decrease in accounts receivable                            $      --                  120
                                                                      --
    Decrease in accounts payable and accrued liabilities              --               (7,890)
                                                               ---------            ---------

                Net cash consumed by operations                $      --            $(400,302)
                                                               =========            =========


          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1. ACCOUNTING POLICIES. The Company's consolidated financial statements for the six months ended June 30, 2000 and the period February 23, 1999 (inception) through June 30, 1999, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10-KSB, supplemented by Notes 1 through 6 herein. Fees received for management and other services are recognized in the period to which they relate, and costs and expenses are recognized as incurred. The Company finances its entertainment projects through limited partnerships in which it is general partner and investor. The Company has four such projects at June 30, 2000. In addition, the Company purchased a limited interest in the regional tour of a fifth project in April 2000 with a view toward participating in its New York exploitation. These interests are recorded at the lower of cost or estimated realizable value.

Management believes the consolidated statements include all adjustments necessary to present fairly the Company's operating results for the interim periods presented and its financial condition at June 30, 2000. Interim financial statements may not be indicative of results for the full fiscal period and should be read in conjunction with the Company's audited report for December 31, 1999.

2. BASIS OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Momentum Productions, Inc.(an operating company acquired March 2000), and Momentum Holding Corp.(an inactive Delaware corporation formed January 2000). In June 2000, the Company was merged into Momentum Holding Corp. and among other things, changed its name to Momentum Holdings Corporation (see Recapitalization below). All intercompany transactions have been eliminated.

3. MOMENTUM PRODUCTIONS, INC. ("MPI"). During March 2000, the Company acquired 100% of the outstanding stock of MPI, a privately held New York corporation engaged in the development and production of live theatrical products. In connection with this transaction, the Company's shareholders returned 9,470,000 common shares to authorized but issued and cancelled all of the Class A and Class B warrants outstanding, and the Company issued 9,120,000 new shares to the shareholders of MPI. Upon completion of the foregoing, the Company had a total of 11,000,000 common shares outstanding, of which the former owners of MPI held 82.9%. The Company has recorded the acquisition of MPI as a reverse acquisition. Had this reverse acquisition occurred on January 1, 2000, consolidated net loss for the six months ended March 31, 2000 would have been $367,134.

4. RECAPITALIZATION. In June 2000, the Company was merged into its Delaware subsidiary and changed the name of the surviving entity to Momentum Holdings Corporation. The principal effects of the merger were to more closely align the Company's identity with its operating business, change its domicile from Colorado to Delaware, and to restate the par values for its Preferred and Common Shares to $.01 and $.001, respectively. In addition, the number of Common shares authorized was reduced from 100,000,000 to 50,000,000, without changing the number of Preferred shares authorized of 10,000,000. The Company's capital accounts have been restated to give effect to this recapitalization.

5. RELATED PARTY TRANSACTIONS. The Company rents its office facilities from an entity owned by one of its executives. In January 2000, the Company agreed to pay $5,500 per month, on a month to month basis, for such facilities. At June 30, 2000 the Company is owed $60,000 from an entity owned by one of its executives. This loan is non-interest bearing and has no stated maturity. In addition, the Company has made $40,093 in non-interest bearing advances to one of its executives which is being repaid through reduction of that executive's bi-monthy compensation. The Company's principal source of revenue is from entertainment project partnerships of which the Company is general partner; see Investments below.

6. INVESTMENTS. The Company's owns the following entertainment interests:

Dinner With Friends, L.P.     $ 9,566
Hole in the Head, L.P.          2,500
Ringing Development, L.P.      38,932
Thunder Development, L.P.           1
Salena Forever, LP             34,000
                              -------
                              $84,999

The Company is general partner and investor of the first four above listed limited partnerships and a limited partner in the fifth. In addition, the Company has been assigned the rights to receive general partner distributions, if any, relating to Spin, L.P.

6. LOANS PAYABLE. At June 30, 2000 the Company was indebted to three individuals for loans amounting to $144,000. One loan for $14,000 is non-interest bearing with no stated maturity, and the other two totaling $100,000, and $30,000 bear interest at 10% and are payable in June 2000. In July 2000, the $30,000 loan was repaid and the Company commenced negotiations to extend the other.


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

REVENUES - Our revenues for the six months ended June 30, 2000 ("SM00") of $133,033 are comprised of royalties and fee income, substantially all of which relates to distributions received from our production of Dinner With Friends at the Variety Arts Theatre, Off-Broadway, in New York, NY. Our operating subsidiary MPI, which was formed in February 1999, did not begin to receive revenues until late 1999. Accordingly, the period February 23, 1999 (inception) through June 30, 1999 ("SM99") had no comparable receipts. The revenues applicable to the three months ended June 30, 2000 amounted to $85,645 and were similar in composition.

EXPENSES - Development expense for SM00 was $166,479 substantially all of which relates to the write-down of the Company's investment in Thunder Knocking on the Door. The write-down of this project, which had been experiencing moderate audience acceptance for almost a year on tour, was deemed appropriate by management following its April 2000 performance in Stamford, CT that confirmed it still fell below the artistic potential expected of a Broadway production. Of the foregoing development expenses, $26,209 were incurred in the three months ended June 30, 2000, substantially all of which related to wind-up expenses associated with Thunder's closure.

General and administrative expenses were $324,951 for SM00 and relate in order of magnitude to the cost of managing our Off-Broadway production of Dinner With Friends and the demand for the play from regional theatres, the orderly wind-up of Thunder Knocking on the Door, planning associated with an international tour of Play On!, and development efforts associated with our planned revival of Bells Are Ringing. In addition, we expend management time and other resources reviewing new prospects for inclusion in our ongoing efforts to develop live theatrical entertainment products for the New York and related markets. General and administration expenses applicable to the three months ended June 30, 2000 amounted to $194,389.

As significant development and general and administrative efforts did not begin until late 1999, the Company had no comparable expenses for SM99.

RESULTS OF OPERATIONS - Our loss from operations for SM00 was $362,439. In view of our recent formation and lack of profitable operating history, no tax benefit (or savings) could reasonably be anticipated resulting in a net loss for the full amount of $362,439. The loss for SM00 was in line with management's expectation, as the enhanced revenue opportunities associated with developing live entertainment products generally do not occur until each product's investors recoup their initial capital. At June 30, 2000 the investors in the first of the company's projects, Dinner With Friends, which opened November 1999, had recouped 90 percent of their capital.

LOSS PER SHARE - The average number of shares outstanding during EM00 and SM99 was 11,213,357 and 11,000,000, respectively. Accordingly, loss per share for the respective periods equaled $.03 and Nil.

LIQUIDITY AND CAPITAL RESOURCES - We develop and commercialize each of our live theatrical projects through sale to accredited buyers of interests in a limited partnership of which the company acts as General Partner and Manager. While limited partnerships provide an ideal medium for financing theatrical products, until investors recoup their investment, distributions of management fees and royalties to the general partner and manager are generally marginal and no distributions of profit are permitted. Accordingly, we must maintain sufficient working capital to sustain the expenses of identification, early development, and continuing management of its projects.

At June 30, 2000 substantially all of our working capital was provided from short-term borrowings and proceeds from the private sale of the Company's common shares which began in April 2000. Additionally, distributions from the Company's operation of Dinner with Friends will soon contribute to our overall expenses as the project's backers had recouped all but 10 percent of their original investment. After repayment of its short-term borrowings of approximately $144,000, the Company will have sufficient capital resources to exploit the commercial potential of its existing live theatre production rights.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgements entered against any of our directors or officers in his capacity as such.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2000 the Company sold 664,500 common shares at $1.00 per share, pursuant to an exemption under Section 4 (2) and 4 (6) of The Securities Act of 1933 as amended, to 20 persons in a private sale. No underwriting or brokerage fees were paid. In addition, following shareholders' approval in June 2000, the Company reduced the number of common share it was authorized to issue and adopted a stated par value for its Preferred and Common shares of $.01 and $.001, respectively. Reference is hereby made to the Company's report on Form 8-K/A, dated July 27, 2000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its First Annual Meeting of Shareholders on June 21, 2000; 1) to reelect Mitchell Maxwell, Mark Balsam and Anthony R. Russo as directors, 2) approve the change of its name to Momentum Holdings Corporation and its domicile from Colorado to Delaware, 3) approve recapitalization of our authorized shares,
4) ratify a change of independent accountants to Marden, Harrison & Kreuter, CPAs, and 5) consider other matters that may come before the Meeting. A total of 9,540,001 shares were represented in person or by proxy at the Meeting as follows:

                                               For          Against        Abstain      Total
                                               ---          -------        -------      -----
1) Election of directors (no votes were
         withheld as to any nominee)        9,477,501        55,000         7,500     9,540,001
2) Change of name and domicile              9,477,501        55,000         7,500     9,540,001
3) Approve recapitalization                 9,477,501        55,000         7,500     9,540,001
4) Ratify change of accountants             9,477,501        55,000         7,500     9,540,001
5) Other matters - There were none          9,477,501        55,000         7,500     9,540,001

Reference is hereby made to the Company's Report on Form 8-K/A dated July 27, 2000.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

         (a) Exhibits - None.

         (b) We filed a report on Form 8-K/A on July 27, 2000 in connection with holding the Company's First Annual Meeting of Shareholders on June 21, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION
[formerly Buffalo Capital VIII, Ltd.]
(Registrant)

Date: August 21, 2000

/s/
   -----------------------------
Mark Balsam, President
   and Chief Executive Officer

/s/
   -----------------------------
Anthony R. Russo, Vice President
   and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule