Form 10QSB
period 2000-09-30
MOMENTUM HOLDINGS CORP
filed 2000-11-14
CIK 1047540

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB


(Mark One)

 X   Quarterly report under section 13 or 15(d) of the Securities Exchange Act
---  of 1934 for the quarterly period ended September 30, 2000.

     Transition report under section 13 or 15(d) of the Securities Exchange Act
---  of 1934 for the transition period from                  to                .
                                           -----------------     ---------------

Commission File No:  0-23873

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                     (Name of small business in its charter)

Delaware                                                   13-4099008
(State or other jurisdiction of Incorporation)            (IRS Employer Id. No.)

36 West 25th Street - Second Floor
New York, New York                                        10010-2706
(Address of Principal Office)                             (Zip Code)

Issuer's telephone Number:  (212) 414-2700

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

Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $.001 par value, 11,704,500 shares at September 30, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes       No   X
                                                               -----     -----

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited consolidated financial statements of registrant as of September 30, 2000 and for the periods February 23, 1999 (inception) through September 30, 1999, and the nine months ended September 30, 2000 follow. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.





                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited



         Consolidated Balance Sheet at September 30, 2000                                        3

         Consolidated Statement of Operations
                  February 23, 1999 (Inception) through September 30, 1999
                  and Nine Months Ended September 30, 2000                                       4

         Consolidated Statement of Shareholders' Equity
                  February 23, 1999 (Inception) through September 30, 1999
                  and Nine Months Ended September 30, 2000                                       5

         Consolidated Statement of Cash Flows
                  February 23, 1999 (Inception) through September 30, 1999
                  and Nine Months Ended September 30, 2000                                       6

         Notes to Consolidated Financial Statements                                            7 - 8

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited



                                                                 September 30, 2000
                                                                 ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                        $  55,095
     Accounts receivable                                                 14,362
     Loan receivable - related party                                     40,000
     Prepaid expenses - related party                                    35,290
                                                                      ---------

               Total current assets                                     144,747

Investments                                                             258,972
                                                                      ---------

               Total assets                                           $ 403,719
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses payable                                         $  23,750
     Advance royalty                                                     30,000
     Loans payable                                                      114,000
                                                                      ---------
               Total current liabilities                                167,750
                                                                      ---------
Shareholders' equity:
     Preferred stock                                                         --
     Common stock                                                        11,704
     Additional paid in capital                                         687,495
     Accumulated deficit                                               (463,230)
                                                                      ---------
              Total shareholders' equity                                235,969
                                                                      ---------
              Total liabilities and shareholders' equity              $ 403,719
                                                                      =========




          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited


                                         February 23,
                                             1999            Nine             Three            Three
                                          (Inception)        Months           Months           Months
                                            Through          Ended            Ended            Ended
                                           September       September         September        September
                                           30, 1999         30, 2000         30, 1999         30, 2000
                                        --------------   --------------   --------------   --------------

REVENUE                                 $           --   $      239,457   $           --   $      106,424
                                        --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
    Development expenses                            --          204,026               --           37,547
    General and administrative                      --          502,380               --          177,429
    Interest, net                                   --            4,155               --              113
                                        --------------   --------------   --------------   --------------

             Total costs and expenses               --          710,561               --          215,089
                                        --------------   --------------   --------------   --------------

LOSS BEFORE TAXES                                   --          471,104               --          108,665

PROVISION FOR TAXES                                 --               --               --               --
                                        --------------   --------------   --------------   --------------

NET LOSS                                $           --   $      471,104   $           --   $      108,665
                                        ==============   ==============   ==============   ==============


NET LOSS PER SHARE                                 Nil   $          .04              Nil   $          .01
                                        ==============   ==============   ==============   ==============


WEIGHTED AVERAGE SHARES
OUTSTANDING (pro-forma in 1999)             11,000,000       11,360,700       11,000,000       11,694,500
                                        ==============   ==============   ==============   ==============









          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Unaudited





                           Preferred Stock,         Common Stock,
                            $.01 par value         $.001 par value               Additional           Accum-            Share-
                            ---------------- --------------------------------       paid in            lated            holders'
                              Shs    Amt         Shs               Amt             Capital           Deficit            Equity
                              ----   ----   --------------    --------------    --------------    --------------    --------------
1999 -

Balance, February 23
(inception)                     --     --              100    $            4    $           --    $           --    $            4


Net loss, period ended
September 30                    --     --               --                --                --                --                --
                              ----   ----   --------------    --------------    --------------    --------------    --------------
Balance,
September 30                    --     --              100    $            4    $           --    $           --    $            4
                              ====   ====   ==============    ==============    ==============    ==============    ==============




2000 -
Balance, January 1              --     --              100    $            4    $           --    $        7,874    $        7,878

Acquisition of Buffalo
Capital VIII, Ltd., merger
and recapitalization            --     --             (100)               (4)                4                --                --
                                --     --       11,000,000            11,000           (11,000)               --                --

Sale of shares, net             --     --          704,500               704           698,491                --           699,195

Net loss, nine months ended
September 30                    --     --               --                --                --          (471,104)         (471,104)
                              ----   ----   --------------    --------------    --------------    --------------    --------------

Balance,
September 30                    --     --       11,704,500    $       11,704    $      687,495    $     (463,230)   $      235,969
                              ====   ====   ==============    ==============    ==============    ==============    ==============





          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited



                                                                 February 23, 1999
                                                                    (Inception)          Nine Months
                                                                      Through              Ended
                                                                    September 30,      September 30,
                                                                        1999               2000
                                                                   --------------      --------------
Cash provided (consumed) by:
    Operations -
        Revenues received                                          $           --      $      230,165
        Expenses paid                                                          --            (731,268)
                                                                   --------------      --------------

            Net cash consumed by operations                                    --            (501,103)

    Collection - Loan receivable                                               --              20,000
    Investment - Additions                                                (59,904)           (194,159)

    Financing - Borrowings                                                 60,000              31,150
                  Proceeds from sale of common stock                           --             699,195
                                                                   --------------      --------------


Net increase in cash                                                           96              55,083

Cash and cash equivalents, beginning of period                                 --                  12
                                                                   --------------      --------------

Cash and cash equivalents, end of period                           $           96      $       55,095
                                                                   ==============      ==============



Reconciliation of Net loss to Net cash consumed by operations:

    Net loss                                                       $           --      $     (471,104)
    Increase in accounts receivable                                            --              (9,292)
    Increase in prepaid expenses                                               --             (25,290)
    Increase in accounts payable and accrued liabilities                       --               4,583
                                                                   --------------      --------------
                Net cash consumed by operations                    $           --      $     (501,103)
                                                                   ==============      ==============



          See accompanying Notes to Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1. ACCOUNTING POLICIES. The Company's consolidated financial statements for the nine months ended September 30, 2000 and the period February 23, 1999 (inception) through September 30, 1999, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10-KSB, supplemented by Notes 1 through 6 herein. Fees received for management and other services are recognized in the period to which they relate, and costs and expenses are recognized as incurred. Royalties received in advance are recorded as a current liability until earned. The Company seeks to develop live theatre properties, which when produced, are financed through limited partnerships in which it is general partner and investor. These interests are recorded at the lower of cost or estimated realizable value.

Management believes the consolidated statements include all adjustments necessary to present fairly the Company's operating results for the interim periods presented and its financial condition at September 30, 2000. Interim financial statements may not be indicative of full fiscal period results and should be read in conjunction with the Company's audited report for December 31, 1999.

2. BASIS OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Momentum Productions, Inc. (an operating company acquired March 2000), and Momentum Holding Corp.(an inactive Delaware corporation formed January 2000). In June 2000, the Company was merged into Momentum Holding Corp. and among other things, changed its name to Momentum Holdings Corporation (see Recapitalization below). All intercompany transactions have been eliminated.

3. MOMENTUM PRODUCTIONS, INC. ("MPI"). During March 2000, the Company acquired 100% of the outstanding stock of MPI, a privately held New York corporation engaged in the development and production of live theatrical products. In connection with this transaction, the Company's shareholders returned 9,470,000 common shares to authorized but unissued and cancelled all of the Class A and Class B warrants outstanding, and the Company issued 9,120,000 new shares to the shareholders of MPI. Upon completion of the foregoing, the Company had a total of 11,000,000 common shares outstanding, of which the former owners of MPI held 82.9%. The Company has recorded the acquisition of MPI as a reverse acquisition. Had this reverse acquisition occurred on January 1, 2000, consolidated net loss for the nine months ended September 30, 2000 would have been $475,799.

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

5. RELATED PARTY TRANSACTIONS. The Company rents its office facilities from an entity owned by one of its executives. In January 2000, the Company agreed to pay $5,500 per month, on a month to month basis, for such facilities. At September 30, 2000 the Company is owed $40,000 from an entity owned by one of its executives. This loan is non-interest bearing and is being repaid from royalties this entity has assigned to the Company, as they are received. In addition, the Company is owed $35,290 of non-interest bearing advances made to one of its executives which are being repaid through reduction of that executive's bi-monthly compensation. The Company's principal source of revenue is from entertainment project partnerships of which the Company is general partner; see Investments below.

6. INVESTMENTS. The Company's owns the following entertainment interests at September 30, 2000:



Dinner With Friends, L.P.     $    110,501
Ringing Development, L.P.           88,968
Thunder Development, L.P.                1
Selena Forever, LP                  34,000
Great White Hope                    20,000
Hole in the Head                     2,500
Speed the Plow                       3,000
Play On!                                 1
Spin the Bottle                          1
                              ------------
                              $    258,972

The Company is general partner of and investor in the first three limited partnerships and an investor in the fourth. The Company has invested in acquiring rights to Great White Hope, Hole in the Head, and Speed the Plow in contemplation of engaging in their production. In addition, the Company's principals have assigned their rights to receive future distributions, if any, relating to Play On! and Spin the Bottle.

7. LOANS PAYABLE. At September 30, 2000 the Company was indebted to two individuals for loans amounting to $114,000. One loan for $14,000 is non-interest bearing with no stated maturity, and the other for $100,000 bears interest at 10% and was payable in June 2000. In July 2000, the Company commenced negotiations to extend the second note.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications; delays in our introduction of new products or services; and failure by us to keep pace with emerging technologies. When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as otherwise required under applicable federal securities laws, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

REVENUES - Revenues for the nine months ended September 30, 2000 ("NM00") of $239,457 are comprised of royalties and fee income from our production of Dinner With Friends at the Variety Arts Theatre, Off-Broadway, New York, and our pre-production efforts relating to a revival of Bells are Ringing at the Broadway Theatre in April 2001. Our operating subsidiary MPI, which was formed in February 1999, did not begin to receive revenues until late 1999. Accordingly, the period February 23, 1999 (inception) through September 30, 1999 ("NM99") had no comparable receipts. The revenues applicable to the three months ended September 30, 2000 amounted to $106,424 and were similar in composition.

EXPENSES - Development expense for NM00 was $204,026 substantially all of which relates to the write-down of the Company's investment in Thunder Knocking on the Door. The write-down of this project, which had been experiencing moderate audience acceptance for almost a year on tour, was deemed appropriate by management following its April 2000 performance in Stamford, CT that confirmed it still fell below the artistic potential expected of a Broadway production. Of the foregoing development expenses, $37,547 were incurred in the three months ended September 30, 2000, substantially all of which related to wind-up expenses associated with Thunder's closure.

General and administrative expenses were $502,380 for NM00 and relate in order of magnitude to the cost of managing our Off-Broadway production of Dinner With Friends and the demand for the play from regional theatres, the orderly wind-up of Thunder Knocking on the Door, planning associated with an international tour of Play On!, and pre-production efforts associated with our revival of Bells are Ringing. In addition, we expend management time and other resources reviewing new prospects for inclusion in our ongoing efforts to develop live theatrical entertainment products for the New York and related markets. General and administration expenses applicable to the three months ended September 30, 2000 amounted to $177,429.

As significant development and general and administrative efforts did not begin until late 1999, the Company had no comparable expenses for NM99.

RESULTS OF OPERATIONS - Our loss from operations for NM00 was $471,104. In view of our recent formation and lack of profitable operating history, no tax benefit (or savings) could reasonably be anticipated resulting in a net loss for the full amount of $471,104. The loss for NM00 was in line with management's expectation, as the enhanced revenue opportunities associated with developing live entertainment products generally do not occur until each project's investors recoup their initial capital. At September 30, 2000 the investors in the first of the company's projects, Dinner With

Friends, which opened November 1999, had recouped 100 percent of their capital. Accordingly, distributions of profits from this project, in which the Company is a significant participant, began to reduce the net loss for the three months ended September 30, 2000.

LOSS PER SHARE - The average number of shares outstanding during NM00 and NM99 was 11,360,700 and 11,000,000, respectively. Accordingly, loss per share for the respective periods equaled $.04 and Nil. The average number of shares outstanding and net loss per share for the three months ended September 30, 2000 were 11,694,500 and $.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES - We develop and commercialize each of our live theatrical projects through sale to accredited buyers of interests in a limited partnership of which the company acts as General Partner and Manager. While limited partnerships provide an ideal medium for financing theatrical products, until investors recoup their investment, distributions of management fees and royalties to the general partner and manager are generally marginal and no distributions of profit are permitted. Accordingly, we must maintain sufficient working capital to sustain the expenses of identification, early development, and continuing management of our projects.

At September 30, 2000 substantially all of our working capital was provided from short-term borrowings and proceeds from the private sale of the Company's common shares which took place during April through June 2000. Additionally, distributions of profit from the Company's operation of Dinner with Friends have begun to contribute to our overall expenses as the project's backers recouped all of their original investment during the quarter ended just ended. The national tour of Dinner with Friends will begin in November 2000, and after a short holiday recess, reopen in February 2001 for approximately 30 weeks. In management's judgement, the incremental revenues associated with this tour coupled with those to be derived from the Company's second project, Bells are Ringing in April 2001, will provide sufficient cash flow to cover operating and development expenses. The Company finances the actual production of its projects through capital raised in limited partnership offerings. Management believes the projects the Company is currently developing will have no difficulty accessing sufficient capital for production. .

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgements entered against any of our directors or officers in his capacity as such.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)  Exhibits - None.

         (b)  Reports - None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION
[formerly Buffalo Capital VIII, Ltd.]
(Registrant)

Date:  November 13, 2000


/s/ Mark Balsam
   -----------------------------
Mark Balsam, President
   and Chief Executive Officer


/s/ Anthony R. Russo
   -----------------------------
Anthony R. Russo, Vice President
   and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
27                       Financial Data Schedule