Form 10KSB
period 2000-12-31
MOMENTUM HOLDINGS CORP
filed 2001-04-17
CIK 1047540

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB
                 Annual Report under Section 13 or 15(d) of the
                         Securities Exchange Act 1934:
                       Fiscal Year Ended December 31, 2000

                         Commission File Number: 0-23873

                          MOMENTUM HOLDINGS CORPORATION
                      (formerly Buffalo Capital VIII, Ltd.)
                    (Exact Name of Registrant in its Charter)

                Delaware                                 13-4099008
 (State or other Jurisdiction of Incorporation)(IRS Employer Identification No.)

           36 West 25th Street, Second Floor, New York, NY 10010-2706 (Address of Principal executive Offices including Zip Code)

                                 (212) 414-2700
                         (Registrant's Telephone Number)

      Securities registered under Section 12(b) of the Exchange Act: None.

                Securities registered under Section 12(g) of the
                     Exchange Act: Common Stock, $.001 par.

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
                                   Yes [ X ]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ X ]

Registrant's revenues for its most recent fiscal year:  $6,397,750.

Market value of Common stock, $.001 par, held by non-affiliates at March 29, 2001: $858,828

Shares of Common Stock, $.001 par, outstanding at March 31, 2001: 11,704,500 shares

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one):  Yes [ X ]  No [   ]

                                TABLE OF CONTENTS


                                     PART I

                                                                         PAGE

Item 1.  Description of Business                                            3

Item 2.  Description of Property                                            7

Item 3.  Legal Proceedings                                                  7

Item 4.  Submissions of Matters to a Vote of Security Holders               7


                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters          7

Item 6.  Management's Discussion and Analysis or Plan of Operation         8

Item 7.   Financial Statements                                            11

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                      27


                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                27

Item 10. Executive Compensation                                           28

Item 11. Security Ownership of Certain Beneficial Owners and Management   28

Item 12. Certain Relationships and Related Transactions                   30

Item 13. Exhibits and Reports on Form 8K                                  30

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A.  The Company.

         Momentum Holdings Corporation, a Delaware corporation initially formed as Momentum Holding Corp. on January 13, 2000 ("Momentum"), is successor to Buffalo Capital VIII, Ltd., a Colorado corporation formed on September 19, 1997 ("Buffalo"). On March 22, 2000, Buffalo acquired all of the issued and outstanding capital stock of Momentum Productions, Inc., a New York corporation formed on February 23, 1999 ("MPI"), which was engaged in the business of developing and producing live theatre properties..

         In connection with this transaction, Buffalo's shareholders returned 9,470,000 common shares to authorized but unissued, cancelled all of the Class A and Class B warrants outstanding, and Buffalo issued 9,120,000 new shares to the shareholders of MPI.

         On June 21, 2000 the shareholders of Buffalo approved the merger of Buffalo with and into Momentum which was at the time a newly formed subsidiary of MPI. The merger was effected on July 14, 2000. As a result, the corporate domicile and name of Buffalo were changed to Delaware and Momentum Holdings Corporation, respectively. Momentum and MPI are hereinafter referred to as "the Company."

         The Company's address is 36 West 25th Street, Second Floor, New York, NY 10010-2706, and its telephone and facsimile numbers are (212) 414-2700 and
(212) 414-1038, respectively. Our registered agent in the State of Delaware is The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801.

         The Company is the managing general partner of Dinner with Friends, LP and The Supper, LP, which has operated the Off-Broadway production of Donald Margulies' Dinner with Friends at the Variety Arts Theatre in New York, NY since November 1999, and began commercializing the North American touring rights relating thereto in November 2000, respectively. The Company is also managing general partner of The Ringing, LP which is producing the revival of Comden and Green's Bells are Ringing, at the Plymouth Theatre on Broadway since April 2001. We also own the domestic and international rights to Play On!, and the domestic and U.K. rights to a musical adaptation of Summer of "42. See below for a more detailed discussion of the Company's operations.

B.  Our Business.

1. Overview - The live theatre industry is a growing international marketplace. Historically, the theatre had been centered in New York, both on and off-Broadway, and in London's West End. Over the last two decades that relationship has changed as the live theatre business grew rapidly in North American markets outside of New York City. Today average seating capacities in the touring markets have grown to twice as large as their Broadway counterpart. Average weekly receipts on tour are significantly higher than those on Broadway, despite lower average ticket prices. The European market has experienced similar growth and new markets have developed in Asia and South America.

         Live theatre has become one of the more popular forms of entertainment in the United States. In recent years, the number of theatre attendees was larger than the combined attendance at the National Hockey League, National Football League and National Basketball Association games. Throughout the 80s and 90s the combined domestic industry has grown at a compound rate of 10% with musicals growing to approximately 80% of revenues. With this dramatic rate of growth, the balance between producing a creatively excellent show and managing an economically sound marketing strategy has changed. Entertainment properties today present significantly larger branding and marketing opportunities requiring innovative marketing alliances, sponsorship, and affinity programs.

2. Live Entertainment Properties - The Company acquires national and international stage and ancillary rights for musicals and plays, which it then produces and presents in a variety of markets with an emphasis on New York (Broadway and Off-Broadway) and London's West End venues. Its strategy is to focus on shows that have strong appeal for the touring markets using a New York/London production success to materially enhance the value of the touring rights. At December 31, 2000, the Company owns the domestic and UK rights to Dinner with Friends, the domestic and international rights to Play On!, the domestic and UK rights to Bells are Ringing, and the domestic and UK rights to a musical adaptation of Summer of '42.

"Dinner with Friends." The Company's rights to Donald Margulies' Dinner with Friends were acquired in 1999 and expire in 2009, unless extended. The New York off-Broadway production of Dinner with Friends is being presented by Dinner with Friends, LP, a New York limited partnership in which the Company is managing general partner. In 2000, the touring rights to Dinner with Friends were sub-licensed to The Supper, LP, a New York limited partnership in which the Company is also managing general partner.

         The off-Broadway production of Dinner with Friends opened at the Variety Arts Theatre in New York in November 1999, won the Pulitzer Prize for Drama in 2000, and just entered its eighteenth month of continuous performance. The national tour of Dinner with Friends kicked-off in Los Angeles in October followed by Boston in November 2000, and will be presented in several other markets throughout 2001. In addition, Home Box Office licensed the movie rights to Dinner with Friends in 2000 and it plans preview its production in late 2001.

"Play On!" The Company's rights to Play On! were acquired in 1999 and expire in 2003, unless extended. This musical adaptation to Shakespeare's Twelfth Night is set in 1950's Harlem using the music of Duke Ellington. Although the New York production of Play On did not meet with commercial success, the Company has found a great deal of tour market demand for its popular musical content. Accordingly, in 2000 the Company sub-licensed its national and international rights to Living Arts, Inc., an international developer of touring products. To date Living Arts has completed a seven week run in Washington, DC during November and December 2000, and is projecting similar bookings throughout the world during 2001 and 2002.

"Bells are Ringing." The Company's rights to Comden and Green's Bells are Ringing were acquired in 2000 and expire in 2010, unless extended. The revival of this 1950s Broadway hit musical is being undertaken by The Ringing, LP, a New York limited partnership in which the Company is managing general partner. Bells are Ringing opened at Broadway's Plymouth Theatre on April 12, 2001, following its preview at the Stamford Center for the Arts, Stamford, CT to standing room only audiences in March. In February 2001, the Company commenced negotiations to license the audio rights to Bells' popular score. The first recorded production of the play's music is expected to be marketed in May, 2001. As MGM acquired the movie rights to Bells in the late 1950s, the Company does not expect any film exploitation, but instead anticipates significant tour demand for this popular musical which has not been revived on Broadway in over 40 years.

"Summer of '42." The Company acquired the rights to a musical adaptation of Summer of '42 in 2000, which expire in 2002, unless extended. The planned New York Broadway production of this beautiful story made popular in a feature film during the 1960s, will be conducted by a New York limited partnership in which the Company will be general partner in Fall of 2001. As this brilliant screenplay has already been exploited on screen, the Company's principal focus will be centered in the New York Theatrical and North American touring revenue opportunities for Summer of '42.

"Thunder Knocking at the Door." The rights to Thunder Knocking at the Door were acquired in 1999 and will expire in 2002, unless extended. The Thunder LP, a New York limited partnership in which the Company was general partner, sub-licensed this musical fable for regional production in San Diego, CA and Stamford,. CT, prior to its planned opening in New York off-Broadway at the Minetta Lane Theatre. As "Thunder" attained only moderate audience acceptance outside New York, the Company ceased further development effort on this property in June 2000.

3. Competition: The entertainment, film, video and software industries are intensely competitive. We compete, and will compete, with companies having greater financial and technical resources. To the extent that we are able to establish sales, revenues and profits, there is no assurance that we will be able to sustain such sales, revenues and profits over any long period of time. In addition, although not a major factor today, if and when we begin achieving our objectives, larger, better financed companies in peripheral businesses may be attracted to our markets. They may be prepared to spend large sums quickly to develop competitive products and to mount major marketing campaigns. We are aware of this possibility and hope to establish ourselves early within the industry, as timing is critical. Accordingly, the prompt development of our financing and marketing programs is essential to minimizing risk.

C.  Risk Factors Associated with Our Business and Us

1. Nature of the Business: The sole business of the Company is the production and sub-licensing of the rights it presently owns or will acquire in the future to certain live theatrical properties. The development and production of live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

2. No Assurance of Success: The production of plays is a highly competitive business and the vast majority of plays produced for the Broadway and off-Broadway markets in recent times have failed to recover the full amount of their initial investment capital.

3. Limited Operating History: The Company's operations commenced with its opening of Dinner with Friends at New York's Variety Arts Theatre in November 1999. Although we received some revenue from the initial phase of our national tour of Dinner with Friends in November 2000, our first royalty from the tour of Play On! in December 2000, and opened Bells are Ringing at the Plymouth Theatre in New York on April 12, 2001, the Company's operating history is quite brief and has resulted in a cumulative loss to date. In view of this limited operating history, the Company's prospects for success must be seriously considered given the widely-known risks, expenses and problems that are frequently encountered by companies in the early phases of their business development.

4. Requirement for Additional Capital: The Company's business plan is completely dependent upon its ability to obtain project financing for its entertainment productions in development and working capital for general business purposes. There can be no assurance that we will be successful in accessing sufficient external capital, or in generating sufficient funds internally that collectively will meet our long-term requirements. Without the ability to raise sufficient capital to produce and/or manage several entertainment properties which generate varying amounts of revenue concurrently, the Company's business prospects may be adversely affected.

5. Limited Trading Market for Our Common Stock: Although the prices for our common stock are published daily on the NASD's over-the-counter Bulletin Board, there is currently little active trading in our common stock. There can be no assurance that a significantly greater trading market will develop, and even if it did develop, that such greater market interest would be sustained. The absence of greater market interest may significantly affect the marketability and liquidity of an investment in our common shares.

         In addition, holders of our common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" adopted by the SEC which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules. See Item 5 for further discussion of "penny stock rules."

6. Reliance on Key Employees: The Company's viability is substantially dependent upon the performance of its senior management. In particular, our success depends on the continued efforts of our chairman, Mitchell Maxwell, our president and chief executive Mark Balsam, our executive vice president Victoria Maxwell (Mitchell and Victoria Maxwell are brother and sister), and our chief financial officer Anthony R. Russo. The loss of any of these four senior individuals could have a materially adverse effect on our business. The Company does not have written employment agreements with its key employees

7. Other Activities of Our Officers and Directors: From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual's fiduciary obligations to us and vice versa.

         Directors and officers must exercise their judgment to resolve all conflicts of interest in a manner consistent with their fiduciary duties to us. In the event that a conflict of interest arises at a meeting of the directors, a director who has such a conflict will abstain from voting for or against approval of such situation and/or terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which any directors, or management, may have a conflict. We are not aware of the existence of any conflict of interest as described herein. To date we have not been able to attract independent directors to serve on our board.

8. Company's Activities Controlled by Management: Our current officers and directors, as a group, own 7,124,082, or 60.9% of the issued and outstanding shares of common stock. As such, our senior executives can materially influence and exercise effective control over the Company's affairs, including but not limited to, the election of directors.


ITEM 2.  DESCRIPTION OF PROPERTY

           We currently sub-lease 1800 square feet of office space, located at 36 West 25th Street, Second Floor, New York, NY 10010-2706 at cost from Dream LLC, a commercial entity owned by two of the Company's officers. The basic rent is $3,500 monthly, on a month-to-month basis. In addition, we are responsible for payment of additional office expenses and operating costs in the current amount of $2,000 per month. Dream LLC's lease expires on July 31, 2004.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any litigation, and have no knowledge of any threatened or pending litigation against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been traded on the OCTBB from March 2000 to present, under the symbol MMPH. There were no inside quotes reported for the period presented and the market for our common stock has often been sporadic and limited.

         The following table sets forth in the periods indicated the range of high and low bid prices per share of our common stock traded as reported by the OCTBB.

Quarter End ................................             Low Bid        High Bid

March 31, 2000 .............................             $   2.50      $   5.75
June 30, 2000 ..............................                 1.50          5.25
September 30, 2000 .........................                 0.75          1.50
December 31, 2000 ..........................                 0.17          0.88

         Since our shares began trading on the OCTBB, the prices for our shares have fluctuated widely. There may be many factors that may explain these variations. We believe that such factors include (a) the demand for our common stock, (b) the number of shares of our common stock available for sale, (c) developments in live entertainment industry, and (d) changes in the performance of the stock market in general, among others.

         In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as ours, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market place of their stock have been the objects of securities class action litigation. If our Company became the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have an adverse effect on our business, financial condition and operating results. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

         The trading of our shares is subject to limitations set forth in Rule 15g-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. Accredited investors are generally defined to include individuals with a net worth in excess of $1,000,000, or individual annual income exceeding $200,000 ($300,000 with their spouse}during the previous two years and expected annual income of that amount during the current year. For sales of shares to other persons, broker-dealers must make special suitability determinations, obtain written consent from the purchaser prior to consummating the sale, and are generally prohibited from making cold-calls or other unsolicited inquires to purchasers without complying with these rules. These rules may adversely affect the ability broker-dealers and others to sell our shares in the marketplace.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A. Operations To Date: Total Revenues for the year ended December 31, 2000 ("2000") were $6,397,750 compared to $925,379 for the period from inception (February 23, 1999) through December 31, 1999 ("1999"). The principal elements underlying this $5,472,371 or 591% increase in revenues are centered in (a) Box office income attributable to Dinner with Friends, which opened in New York during mid-October 1999, contributing only two and one-half months receipts or $906,358 to 1999 revenues versus $5,303,121 of New York receipts and $913,267 of tour receipts amounting to $6,216,388 in 2000, and (b) Royalty and other income rising from $19,021 for shorter operating period of 1999 to $181,362 for the full year 2000.

         Cost of revenue similarly rose to $5,312,307 during 2000 compared to $796,537 for 1999, an increase of $4,515,770 or 567%. The principal components of this increase are (a) Theatre production costs rising from $691,389 during the shorter operating period of 1999, to $4,785,820 for the full year 2000, an increase of $4,094,431, (b) Development costs increasing from $12,000 for 1999 to $275,737 (including $195,098 relating to Thunder Knocking at the Door) for 2000; and (c) Amortization of production costs similarly rising from $93,148 in 1999 to $250,750 for 2000.

         As a direct result of the foregoing increases, gross profit for 2000 was $1,085,443 compared to $128,842 for 1999, which was reduced by (a) General and administrative expenses of $1,618,529 in 2000 versus $138,098 in 1999, and
(b) Minority interest attributable to our limited partners of $(196,411) in 2000 versus $10,255 in 1999; both consistent with 2000 representing the first full year of operations.

          The foregoing analysis supports the Company's income (loss) before taxes of $(729,497) for 2000 compared to $999 for 1999, which after provision for income tax expense (benefit), resulted in net income (loss) of $(584,461) for 2000 compared to $999 for 1999.

B. Plan of Operation: Between December 2000 and April 2001 The Ringing LP, a New York limited partnership of which the Company is general partner, raised $5,200,000 in an offering made pursuant to the New York State Entertainment Funding Act to produce the revival of Bells are Ringing which opened at Broadway's Plymouth Theatre April 12, 2001.

         In addition, the Company expects to raise approximately $3,00,000 in a similar offering to fund its production of Summer of '42 in September 2001.

         The Company expects the Box office income, and therefore total revenues, to continue to increase as it executes its plan to develop and oversee several live entertainment properties per year. In this connection, the Company expects to have increasing access to sources of project funding and general working capital as its business plan matures and the commercial value of its live entertainment properties achieve greater recognition in the marketplace.

C. Forward Looking Statements: This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this registration statement, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. See Part I. Item
1. "Risk Factors Associated with Our Business and Us." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS


                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          year ENDED December 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                       ----------------------------------



                                    CONTENTS
                                   -----------



                                                                          PAGE

Independent auditors' report                                               12

Financial statements:

   Consolidated balance sheets                                             13

   Consolidated statements of operations and retained earnings             14

   Consolidated statements of stockholders' equity                         15

   Consolidated statements of cash flows                                   17

   Notes to consolidated financial statements                              19

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Momentum Holdings Corporation
36 West 25th Street
New York, New York 10001

We have audited the accompanying consolidated balance sheets of Momentum Holdings Corporation (formerly Buffalo Capital VIII LTD.) as of December 31, 2000 and 1999 and the related consolidated statements of operations and retained earnings and cash flows for the year ended December 31, 2000 and the period inception (February 23, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Holdings Corporation as of December 31, 2000 and December 31, 1999, and the results of its operations and cash flows for the year ended December 31, 2000 and the period inception (February 23, 1999) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.



White Plains, New York
March 23, 2001

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                          -----------------------------


                                                       2000            1999
                                                  -------------    -------------
A S S E T S

Current assets:
   Cash and cash equivalents                       $    249,497       $  115,931
   Accounts receivable                                   76,501           66,170
   Loan receivable - related party                       29,290           60,000
   Prepaid expenses                                      27,646           25,000
                                                   ------------       ----------

                Total current assets                    382,934          267,101

Theatre production costs, net of accumulated
   amortization 2000: $343,898; 1999: $93,148         1,129,529          382,095
Theatrical productions in development                    27,275            5,063
Deposits                                                161,360           56,478
Deferred income taxes                                   175,000               -
                                                   ------------       ----------

                Total assets                       $  1,876,098       $  710,737
                                                   ============       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loans payable$                                       114,000      $    74,000
   Accounts payable and accrued expenses                179,278           58,889
   Accounts payable and accrued expenses
    - related party                                     170,255               -
   Loans payable - stockholder                               -             8,850
                                                   ------------       ----------

                Total current liabilities               463,533          141,739

Loans payable                                           250,000               -


                Total liabilities                       713,533          141,739
                                                   ------------       ----------

Stockholders' equity:
   Preferred stock                                           -                -
   Common stock                                          11,704                4
   Additional paid in capital                           687,495               -
   Retained earnings (deficit)                         (583,462)             999
   Minority interest                                  1,046,828          567,995
                                                   ------------       ----------

                Total stockholders' equity            1,162,565          568,998
                                                   ------------       ----------

                Total liabilities and stockholders'
                   equity                          $  1,876,098       $  710,737
                                                   ============       ==========




                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                RETAINED EARNINGS

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


                                                    2000            1999
                                               -------------    -------------

Revenue:
   Box office income                            $  6,216,388      $   906,358
   Royalties and other income                        181,362           19,021
                                                ------------      -----------

                Total revenue                      6,397,750          925,379
                                                ------------      -----------

Costs of revenue:
   Theatre production expenses                     4,785,820          691,389
   Development costs                                 275,737           12,000
   Amortization of production costs                  250,750           93,148
                                                ------------      -----------

                Total costs of revenue             5,312,307          796,537
                                                ------------      -----------

Gross profit                                       1,085,443          128,842

General and administrative expenses                1,618,529          138,098
                                                ------------      -----------

Operating loss before minority interest             (533,086)          (9,256)

Minority interest                                   (196,411)          10,255
                                                ------------      -----------

Income (loss) before taxes                          (729,497)             999
                                                ------------      -----------

Income tax expense (benefit):
   Current                                            29,964           -
   Deferred                                         (175,000)              -
                                                ------------      -----------

                                                    (145,036)              -
                                                ------------      -----------

Net income (loss)                                   (584,461)             999

Retained earnings, beginning of period                   999               -
                                                ------------      -----------

Retained earnings (deficit), end of period      $   (583,462)     $       999
                                                =============     ===========

Earnings (loss) per share - basic               $       (.05)     $       .00
                                                =============     ===========

Earnings (loss) per share - diluted             $       (.05)     $       .00
                                                =============     ===========

Weighted average shares outstanding - basic        11,440,038      11,000,000
                                                =============     ===========

Weighted average shares outstanding - diluted      11,440,038      11,000,000
                                                =============     ===========

                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


                                            Preferred            Common Stock, .001
                                       Stock, .01 par value     par value; 50,000,000
                                      10,000,000 Authorized      Shares Authorized     Additional            Retained      Total
                                      ---------------------    ----------------------   Paid in    Minority  Earnings  Stockholders'
                                       Shares         Amount      Shares       Amount   Capital    Interest  (Deficit)     Equity

Inception (February 23, 1999) to
December 31, 1999

Balance, Inception (February  23, 1999)     -          $  -            -         $  -     $  -       $   -     $   -     $    -

Issuance of common shares                   -             -        11,000,000       4        -           -         -            4

Net income, period ended
  December 23, 1999                         -             -            -            -        -           -        999         999

Minority interest                           -             -            -            -        -        (10,255)     -      (10,255)

Minority interest capitalization, net       -             -            -            -        -        578,250      -      578,250
                                       -----------     --------- ------------   --------  --------  ----------  ------   ----------

Balance, December 31, 1999                      -      $      -    11,000,000   $   4      $ -      $ 567,995  $  999    $ 568,998
                                       ===========     ========= ============   ========  ========  =========   ======   ==========






                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONCLUDED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------

                                             Preferred           Common Stock, .001
                                        Stock, .01 par value    par value; 50,000,000
                                       10,000,000 Authorized      Shares Authorized     Additional            Retained     Total
                                       ---------------------   -----------------------   Paid in    Minority  Earnings Stockholders'
                                        Shares         Amount     Shares        Amount   Capital    Interest  (Deficit)   Equity

Balance, December 31, 1999                  -          $  -      11,000,000     $    4   $   -      $ 567,995  $    999    $ 568,998

Acquisition of Buffalo Capital VIII, LTD.:
     Merger                                 -             -          -              (4)        4        -         -            -
     Recapitalization                       -             -          -          11,000   (11,000)       -         -            -

Proceeds from sale of shares,
  net of stock issuance costs               -             -         704,500        704   698,491        -         -          699,195

Minority interest capitalization, net       -             -          -             -         -        282,422     -          282,422

Minority interest                           -             -          -             -         -        196,411     -          196,411

Net loss, year ended December
  31, 2000                                  -             -          -             -         -          -      (584,461)   (584,461)
                                       -----------     --------- ----------    -------- ---------  ---------- ----------- ----------

Balance, December 31, 2000                  -          $  -      11,704,500    $11,704   $687,495  $1,046,828  $(583,462) $1,162,565
                                       ===========     ========= ==========   ========= =========  ========== =========== ==========








                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


                                                        2000           1999
                                                   ------------   -------------
Cash provided by (used in):
   Operating activities:
     Cash received from customers                  $  6,389,582    $    859,209
     Cash paid to suppliers                          (6,529,097)       (864,076)
                                                   ------------    ------------

         Net cash used in operating activities         (139,515)         (4,867)
                                                   ------------    ------------

   Investing activities:
     Purchase of theatrical rights                      (22,212)         (5,063)
     Theater productions in development                (998,184)       (475,243)
                                                   ------------    ------------

         Net cash used in investing activities       (1,020,396)       (480,306)
                                                   ------------    ------------

   Financing activities:
     Proceeds from issuance of common stock             699,195               4
     Related party repayments of advances                30,710          -
     Proceeds from loan                                 350,000          14,000
     Repayment of loans                                 (60,000)         -
     Advances from (repayments to) stockholder           (8,850)          8,850
     Minority interest                                  282,422         578,250
                                                   ------------    ------------

         Net cash provided by financing activities    1,293,477         601,104
                                                   ------------    ------------

Net increase in cash                                    133,566         115,931

Cash and cash equivalents, beginning of period          115,931              -
                                                   ------------    ------------

Cash and cash equivalents, end of period           $    249,497    $    115,931
                                                   ============    ============





                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------

                                                                                  2000               1999
                                                                             -------------       -------------

Reconciliation of net income (loss) to net cash used in operating activities:

         Net income (loss)                                                    $   (584,461)         $      999
                                                                              ------------          ----------

   Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Amortization                                                                  250,750              93,148
     Minority interest                                                             196,411             (10,255)
     Deferred income taxes                                                        (175,000)                 -

     Changes in assets (increase):
       Accounts receivable                                                         (10,331)            (66,170)
       Prepaid expenses                                                             (2,646)            (25,000)
       Deposits                                                                   (104,882)            (56,478)

     Changes in liabilities increase:
       Accounts payable and accrued expenses                                       120,389              58,889
       Accounts payable and accrued expenses - related party                       170,255              -

         Total adjustments                                                         444,946              (5,866)
                                                                              ------------          ----------

         Net cash used in operating activities                                $   (139,515)         $   (4,867)
                                                                              =============         ===========


Supplemental schedule of noncash financing activity:

During the period ended December 31, 1999, the Company assumed loans payable of $60,000 from an entity owned by one of the Company's executives in exchange for a royalty receivable.

During the year ended December 31, 2000, the Company completed a reverse acquisition of Buffalo Capital VIII LTD., resulting in a total of 11,000,000 shares of common stock outstanding after this transaction.



                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(1)    Principles of consolidation and nature of operations:

       The consolidated financial statements include the accounts of Momentum Holdings Corporation, its wholly owned subsidiary Momentum Productions, Inc., and entertainment limited partnerships in which the Company acts as a general partner, Dinner With Friends, L.P., The Supper, L.P., The Ringing, L.P. and The Thunder, L.P., collectively "the Company". All material intercompany accounts and transactions have been eliminated in consolidation.

       Momentum Holdings Corporation was formed January 2000 in the state of Delaware.

       Momentum Productions, Inc. ("MPI") is a wholly owned subsidiary which was merged into the Company during June 2000. Prior to the merger, MPI was acquired by Buffalo Capital VIII, LTD. in a transaction accounted for as a reverse acquisition (Note 9A). This entity is engaged in the development of a vertically integrated entertainment businesses including, but not limited to, theatre management and development, production and promotion of theatrical and ancillary rights for musicals, plays and films. The entertainment properties the Company invests in are generally financed through partnerships in which the Company will own a general and often a limited interest.

       Dinner With Friends, L.P. is a New York partnership formed May 6, 1999, in which the Company is managing general partner. This entity operates the production of Dinner With Friends at the Variety Arts Theatre, Off-Broadway in New York, NY which performance opened October 12, 1999.

       The Supper, L.P. is a New York partnership formed July 2000, in which the Company is managing general partner. This entity operates the touring production of Dinner With Friends which had 19 performances during November 2000 in Boston, Massachusetts and will be appearing in other touring markets during 2001.

       The Ringing L.P is a New York partnership formed May 2000, in which the Company is managing general partner. This entity is in the development phase for the April 2001 Broadway production of Bells Are Ringing, a revival of a 1950's hit musical.

       The Thunder, L.P. is a New York partnership formed January 2000 which the Company acts as managing general partner. This entity developed the regional production of Thunder Knocking On The Door, which was not well received by its audience. This partnership was dissolved during the year ended December 31, 2000.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(2)    Summary of significant accounting policies:

       (A)      Change in accounting policy:

                During 2000, the Company has adopted the policy of consolidating the accounts of its theatrical productions, in which it is managing general partner in a limited partnership structure and has the power to direct or cause the direction of the management of these entities, in its financial statements. Management believes this presentation enhances the meaningfulness of the Company's financial activities. During 1999, the Company had accounted for these theatrical productions using the equity method. The previously issued financial statements for the period inception (February 23, 1999) to December 31, 1999, have been restated to comply with the Company's consolidation policy. This change in presentation has resulted in a decrease of $6,875 (.00 earnings (loss) per share basic and dilutive) to retained earnings at December 31, 1999.

       (B)      Revenue recognition:

                Fees for management services rendered, including amounts in consideration for facilities provided, are recognized in the period earned. Royalties are recognized in the period to which they relate. Costs are recognized as incurred.

       (C)      Cash and cash equivalents:

                The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

       (D)      Theatrical productions in development:

                The entertainment projects the Company invests in are generally financed through limited partnership structures in which the Company will own a general and often a limited interest. These are recorded at the lower of cost or estimated realizable value.

       (E)      Production costs:

                Production costs are capitalized at cost and are being amortized over the estimated lives of the theatrical productions using the income forecast method.

       (F)      Advertising costs:

                Advertising costs are charged to operations when the advertising first takes place. Advertising expense, including costs incurred during the production for the year ended December 31, 2000 and the period inception (February 23, 1999) to December 31, 1999 are approximately $1,275,000 and $177,000, respectively.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(2)    Summary of significant accounting policies - cont'd:

       (G)      Income taxes:

                The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

       (H)      Earnings (loss) per share:

                Earnings (loss) per share-basic is computed based on the weighted average number of shares of common stock outstanding. Earnings (loss) per share-dilutive reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed similarly to "fully diluted" earnings (loss) per share that was reported under previous accounting standards. Dilutive potential common shares do not have a significant dilutive effect. All per share data retroactively reflects the effect of the reverse acquisition (see Note 9(A)).

       (I)      Use of estimates:

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)    Production costs:

                                                                                  2000               1999
                                                                             -------------       -------------

       Dinner with Friends - Off-Broadway, New York, NY                       $    475,243         $   475,243
       Dinner with Friends - Touring company                                        97,960              -
       Bells are Ringing - Broadway, New York, NY                                  900,224                  -
                                                                              ------------         -----------

                  Total production costs                                         1,473,427             475,243

       Less accumulated amortization                                               343,898              93,148
                                                                              ------------         -----------

                  Net production costs                                        $  1,129,529         $   382,095
                                                                              ============         ===========

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(3)    Production costs - cont'd:

       For the year ended December 31, 2000 and for the period inception (February 23, 1999) to December 31, 1999, the Company amortized $250,750 and $93,148, respectively, of production costs.

(4)    Related party transactions:

       (A)      Loans payable - stockholder:

                At December 31, 2000 and 1999, the Company is indebted to a stockholder for loans amounting to $-0- and $8,850, respectively. These loans were non-interest bearing and were repaid during January 2000.

       (B)      Overhead expense:

                For the year ended December 31, 2000 and for the period inception (February 23, 1999) through December 31, 1999, the Company incurred approximately $634,000 and $8,000, respectively, of overhead costs, which consist of management fees, and reimbursements to a related entity for approximately one-half of its expenses for the following: rent, utilities, postage, office and telephone.

                At December 31, 2000, these related parties are owed $170,255 by the Company.

       (C)      Loan receivable - related party:

                At December 31, 2000 and 1999, the Company is owed $29,290 and $60,000, respectively from an entity owned by one of the Company's executives. This loan is noninterest bearing with no stated maturity.

(5)    Investments:

       The Company owns the following unconsolidated entertainment interests:

                                                2000              1999
                                           -------------       ------------

       Thunder Development                  $   -                $  5,061
       Fall                                      5,225             -
       Hole in the Head                          2,500             -
       Play On                                      16                  1
       Summer of '42                            19,533             -
       Spin the Bottle, L.P.                         1                  1
                                            ----------           --------

                                            $   27,275           $  5,063
                                            ==========           ========

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(5)    Investments - cont'd:

       Losses on the development of entertainment products recognized for the year ended December 31, 2000 and for the period inception (February 23, 1999) to December 31, 1999 totaled $275,737 and $12,000, respectively. A substantial portion of the 2000 loss was associated with The Thunder L.P.

(6)    Loans payable:

       At December 31, 2000 and 1999, the Company was indebted to individuals for loans amounting to $364,000 and $74,000, respectively as follows:


                                                                                    2000                1999
                                                                                  --------           ---------

       Advances from an individual, with no stated interest rate or
       maturity date                                                             $  14,000           $  14,000

       Loans from two individuals, with interest at 10% per
       annum, due June 2000                                                         -                   60,000

       Loan from an individual, with interest at 12% per annum
       due May 2002, guaranteed by two executives of the
       Company                                                                     250,000              -

       Loan from an individual, with interest at 10%, due on demand                100,000                  -
                                                                                 ---------           ---------

                                                                                   364,000              74,000

       Current portion                                                             114,000              74,000
                                                                                 ---------           ---------

                                                                                 $  250,000          $      -
                                                                                 ==========          =========

(7)    Concentration risks:

       (A)      Credit risk:

                Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

                The Company maintains its cash and cash equivalents in accounts which may exceed Federally insured limits. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

                Accounts receivable are due from one customer within the entertainment industry. The Company does not generally require collateral.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(7)    Concentration risks - cont'd:

       (B)      Labor concentrations:

                A portion of the Company's labor is supplied primarily by unions which have collective bargaining agreements. Although the Company's past experience was favorable with respect to resolving conflicting demands with these unions, it is always possible that a protracted conflict may occur which could impact the renewal of the collective bargaining agreements.

(8)    Income taxes:

       The components of income tax expense (benefit) are as follows:


                                                    2000              1999
                                               -------------      -------------
       Current
          Federal                              $        -          $     -
          State and local                             29,964             -
                                               -------------       -----------

                                                      29,964             -
                                               -------------       -----------

       Deferred
          Federal                                   (107,000)            -
          State and local                            (68,000)            -
                                               -------------       -----------

                                                    (175,000)            -
                                               -------------       -----------

                           Total               $    (145,036)      $     -
                                               ==============      ===========

       A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:


                                                                                  2000              1999
                                                                             -------------      -------------

       Statutory federal income tax rate (benefit)                                  (34)%               34%
       State and local taxes (benefit), net of federal tax benefit                   (8)                12
       Effect of graduated rates                                                      -                (46)
       Valuation allowance                                                           23                -
                                                                            --------------      -------------

                                                                                    (19)%                - %
                                                                                   =======           =======


                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(8)    Income taxes - cont'd:

       The details of deferred tax assets and liabilities are as follows:

                                                             2000          1999
                                                         -----------   ---------
       Deferred income tax assets:
         Net operating loss carryforward                  $   350,000    $   -
         Valuation allowance                                 (175,000)       -
                                                          -----------    -------

                   Deferred income tax asset, net             175,000        -

       Deferred income tax liabilities                             -         -
                                                          -----------    -------

                   Deferred income tax asset, net         $   175,000    $   -
                                                          ===========    =======

       During the year ended December 31, 2000, the valuation allowance relating to deferred income tax assets increased $175,000.

       At December 31, 2000, the Company has a net operating loss carryfoward of approximately $600,000 through 2015.

(9)  Stockholders' equity:

       (A)      Reverse acquisition:

                The Company completed a merger with Buffalo Capital VIII, Ltd. ("Buffalo") on March 22, 2000. Buffalo acquired 100% of the outstanding stock of the Company in exchange for approximately 82.9% of its outstanding stock. This merger was accounted for as a reverse acquisition since the shareholders of the Company have control of Buffalo after the merger. In connection with this transaction, the Company's shareholders returned 9,470,000 common shares authorized and cancelled all of the Class A and Class B warrants outstanding, and the Company issued 9,120,000 new shares to the shareholders of MPI. Upon completion of the foregoing, the Company had a total of 11,000,000 common shares outstanding, of which the former owners of MPI held 82.9%. The effect of the reverse acquisition was an increase to 2000 income by $4,695.

       (B)      Recapitalization:

                In June 2000, the Company was merged into its Delaware subsidiary and changed the names of the surviving entity to Momentum Holdings Corporation. The principal effects of the merger were to more closely align the Company's identity with its operating business, change its domicile from Colorado to Delaware, and to restate the par values for its Preferred and Common Shares to $.01 and $.001, respectively. In addition, the number of Common Shares authorized was reduced from 100,000,000 to 50,000,000, without changing the number of Preferred shares authorized of 10,000,000. The Company's capital accounts have been restated to give effect to this recapitalization.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

                          YEAR ENDED DECEMBER 31, 2000
                        AND INCEPTION (FEBRUARY 23, 1999)
                              TO DECEMBER 31, 1999
                      ------------------------------------


(9)  Stockholders' equity - cont'd:

       (C)      Issuance of common stock:

                During 2000 the Company issued 704,500 of common stock at a price of $1.00 per share.

       (D)      Preferred stock:

                The Company is authorized to issue 10,000,000 shares of preferred stock. Through December 31, 2000, no shares of preferred stock have been issued by the Company.

(10)   Multiemployer pension plans:

       The Company made contributions during the periods ended December 31, 2000 and inception (February 23 1999) to December 31, 1999, to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The amounts attributable to the pension portion of the contributions is not readily available. However, in the event of plan terminations or company withdrawal from the plans, the Company may be liable for a portion of the plans' unfunded vested benefits, the amounts of which, if any, have not been determined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS   AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons are our current directors and executive officers:


Name              Age          Position Held                             Term
Mitchell Maxwell  49   Chairman of the Board of Directors              One year

Mark Balsam       50   Chief Executive Officer, President and
                                   Director                            One year

Anthony R. Russo  58   Chief Financial Officer, Treasurer, Secretary,
                                   and Director                        One year

Victoria Maxwell  37       Executive Vice President                    One year

         Mitchell Maxwell, Chairman of the Company's Board of Directors, is 49 and has been engaged in developing and producing live theatrical products for the last 27 years. He has owned and managed three off-Broadway theatres in New York City and produced over 25 plays both on and off-Broadway including Play On!, Damn Yankees, Jeffery, Oleanna, Marvin's Room, and To Gillian on her 37th Birthday.

         Mark Balsam, age 50, the Company's chief Executive Officer, President, and a Director, has produced over 19 motion pictures including Matewan, Jeffery, Brother from Another Planet, Coca-Cola Kid, Alan and Naomi, and a revival of The Caine Mutiny. In addition, he has been engaged in the distribution of over 500 films including Hester Street, The Last Wave Picnic at Hanging Rock, Quadraphenia, and Madame Rosa throughout his 28 years in the industry.

         Anthony R. Russo, age 58, the Company's Chief Financial Officer, Treasurer, Secretary, and a Director has over 30 years experience in project structuring, financing, and oversight. During the last 25 years he was Chief Executive of a dietary supplement firm he co-founded, Chief Executive of a diversified financial services firm he reorganized and placed on Nasdaq, and an active Director and Chairman of the audit committee of an Amex listed consumer electronics firm. His first five years in business were spent practicing public accounting with the New York City office of Arthur Andersen.

         Victoria Maxwell, age 37, Executive Vice President, has produced or co-produced over 20 plays both on and off-Broadway including Play On!, Jam on the Groove, Moscow Stations, Damn Yankees, Angry Housewives, and Bouncers and Blues in the Night. She has also produced several films including Jeffery, Handgun, and Lipstick Camera during her 16 years in the industry, the first two of which were spent as an associate with Lifetime Television.

         All of our directors and officers are elected annually to serve for one year or until their successors are duly elected and qualified.

         We currently have seven full time personnel and are supported to the extent required by outside consultants. Additional staff will be recruited as required to support our growth and development. Three of the full time personnel are employees and four are contracted consultants. Key personnel also have equity positions and have executed confidentiality and non-competition agreements. Compensation levels are, and will continue to be, commensurate with industry standards with incentive programs extended to the key personnel.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation of the named executive officers and directors from February 23, 1999 through December 31, 2000:


                                                                           Long Term Compensation
                                    Annual Compensation                    Awards              Payments
Name and Position          Year   Salary    Bonuses     Other         Stock     Options    LTIP        Other
-----------------          ----   ------    -------     -----         -----     -------    ------      --------

Mitchell Maxwell,
Chairman of Board          1999      -        -            -             -        -           -          -
of Directors               2000   $172,500  $20,000        -             -        -           -          -

Mark Balsam,
Chief Executive
Officer, President,        1999      -        -            -             -        -           -          -
and Director               2000    172,500   20,000        -             -        -           -          -

Anthony R. Russo,
Chief Financial
Officer, Treasurer,
Secretary, and             1999      -        -            -             -        -           -          -
Director                   2000     27,500  100,000        -             -        -           -          -

Victoria Maxwell
Executive Vice             1999      -        -            -             -        -           -          -
President                  2000     57,500   10,000        -             -        -           -          -

                           1999      -       -             -             -        -           -          -
Total                      2000   $430,000 $150,000        -             -        -           -          -


         No officer or director was paid any compensation in 1999. No additional payments were made to our officers and directors for the 12-month period ending December 31, 2000. The Company does not have any employee stock option or other compensatory plans.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 2000 for (1) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock, (2) each of the current directors and officers; and
(3) all current directors and officers as a group.

                                                 Shares of          Approximate Percent
Name of                                        Common Stock          of Common Shares
Beneficial Owner                            Beneficially Owned    Issued and Outstanding

Directors and Officers:
         Mitchell Maxwell
         36 West 25th Street, 2nd Floor
         New York, NY  10010-2706              3,003,041 (A)              25.7%

         Mark Balsam
         36 West 25th Street, 2nd Floor
         New York, NY  10010-2706              3,096,041                  26.5%

         Victoria Maxwell
         36 West 25th Street, 2nd Floor
         New York, NY  10010-2706                425,000                   3.6%

         Anthony R. Russo
         36 West 25th Street, 2nd Floor
         New York, NY  10010-2706                600,000                   5.1%

5% Stockholders:
         Nancy Ticotin Maxwell
         280 Park Avenue South
         New York, NY  10010                   3,003,041                  25.7%

Officers and directors as a group
                   (four persons)              7,124,082 (A)              60.9%
                                               =========                  =====

(A) Includes 100 percent of the record holdings of Nancy Ticotin Maxwell, Mr. Maxwell's wife, in which shares Mr. Maxwell disclaims beneficial interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The senior management of the Company obtained their individual equity interests in the Company's Common stock, $.001 par, as consideration for the ownership interests they each conveyed to the Company in connection with its acquisition of 100 percent of the common stock outstanding of Momentum Productions, Inc.("MPI") on March 22, 2000. The acquisition of MPI, which was approved by the Company's shareholders prior to present senior management owning any shares of the Company's common stock, involved in the return of 9,470,000 pre-existing shares of common stock to authorized but unissued, the cancellation of the Class A and Class B warrants previously outstanding, and the issuance of 9,120,000 new common shares in exchange for 100 percent of the ownership of MPI. As set forth elsewhere in this filing, the executives of the Company own 7,124,082, or 60.9%, of the Company's 11,704,500 common shares outstanding at March 31, 2001. For further discussion of the acquisition of MPI please refer to Items 1 and 7.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits:    None

     (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended December 31, 2000.



                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  April 16, 2001                       Momentum Holdings Corporation


                                             By: /s/
                                             Mark Balsam
                                             Chief Executive Officer, President,
                                             And Director


                                             By: /s/
                                             Anthony R. Russo
                                             Chief Financial Officer, Treasurer,
                                             Secretary, and Director