Form 10QSB
period 2001-03-31
MOMENTUM HOLDINGS CORP
filed 2001-06-20
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)
  ..X.. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

  ...... Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from____________ to ___________.

Commission File No:  0-23873

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                     (Name of small business in its charter)

                  Delaware                                13-4099008
(State or other jurisdiction of incorporation)      (IRS Employer Id. No.)

                        36 West 25th Street, Second Floor
                          New York, New York 10010-2706
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 414-2700


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes..... No .....

APPLICABLE ONLY TO CORPORATE ISSUERS:

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Preferred Stock, $.01 par value, 350,000 shares at June 15, 2001, Common Stock, $.001par value, 17,454,500 shares at June 15, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes.....  NO ..X..

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]

                                   FORM 10-QSB


                                      INDEX


                                                                           Page

PART I   FINANCIAL INFORMATION...............................................3

Item 1.  Financial Statements:...............................................3
         Condensed Consolidated Balance Sheets...............................4
         Condensed Consolidated Statements of Operations.....................5
         Condensed Consolidated Statements of Shareholders' Equity
                (Deficiency).................................................6
         Condensed Consolidated Statement of Cash Flows......................7
         Notes to Condensed Consolidated Financial Statements................9

Item 2   Management's Discussion and Analysis...............................11

PART II  OTHER INFORMATION..................................................14

Item 1.  Legal Proceedings..................................................14
Item 2.  Changes in Securities..............................................14
Item 3.  Defaults Upon Senior Securities....................................14
Item 4.  Submission of Matters to a Vote of Security Holders................14
Item 5.  Other Information..................................................14
Item 6.  Exhibits and Reports on Form 8-K...................................14

SIGNATURE PAGE..............................................................15
EXHIBITS....................................................................16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements of registrant as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.




                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited


                                                                           Page
                                                                           ----

Condensed Consolidated Balance Sheets
     At March 31, 2001 and December 31, 2000                                4


Condensed Consolidated Statement of Operations
     For the Three Months Ended March 31, 2001 and March 31, 2000           5


Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
     For the Three Months Ended March 31, 2000 and March 31, 2000           6


Condensed Consolidated Statement of Cash Flows
     For the Three Months Ended March 31, 2000 and March 31, 2001         7 - 8


Notes to Condensed Consolidated Financial Statements                      9 - 10

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   Unaudited
                                                                   March 31,             December 31,
                                                                      2001                   2000
                                                                      ----                   ----


Current assets:
  Cash                                                             $  16,461               $ 249,497
  Accounts receivable                                                 48,250                  76,501
  Loan receivable - related party                                          -                  29,290
  Prepaid expenses                                                    17,563                  27,646
                                                                  ----------              ----------
               Total current assets                                   82,274                 382,934
Theatre production costs, net of accumulated
  amortization 2001: $ 5,987,958; 2000:  $ 343,898                   181,307               1,129,529
Theatrical productions in development                                      -                  27,275
Deposits                                                             136,360                 161,360
Loan receivable - related party                                       35,790                       -
Deferred income taxes                                                                        175,000
                                                                  ----------              ----------


     Total assets                                                  $ 435,731             $ 1,876,098
                                                                   =========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
  Notes payable                                                    $ 925,000                $114,000
  Accounts payable and accrued expenses                            2,196,548                 179,278
  Accrued expenses - related party                                     7,000                 170,255
                                                                  ----------              ----------
     Total current liabilities                                     3,128,548                 463,533
Notes payable                                                              -                 250,000
                                                                  ----------              ----------
     Total liabilities                                             3,128,548                 713,533
                                                                  ----------              ----------

Shareholders' equity (deficiency):
  Preferred stock                                                          -                       -
  Common stock                                                        17,454                  11,704
  Additional Paid-in Capital                                         911,745                 687,495
  Retained earnings deficit                                      (3,924,349)               (583,462)
                                                                           -                       -
  Minority interest                                                  302,333               1,046,828
                                                                  ----------              ----------
     Total shareholders' equity (deficiency)                     (2,692,817)               1,162,565
                                                                  ----------              ----------

     Total liabilities and shareholders' equity (deficiency)       $ 435,731             $ 1,876,098
                                                                 ===========             ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                        2001                         2000
                                                        ----                         ----
Revenue:
    Box office income                              $1,880,814                    $1,447,695
    Royalties and other income                         34,882                        38,082
                                                    ---------                     ---------
                     Total revenue                  1,915,696                     1,485,777
                                                    ---------                     ---------

Costs of revenue:
    Theatre production expenses                     2,394,639                     1,035,499
    Development costs                                   5,928                       140,271
    Amortization of production costs                5,644,060                        76,817
                                                    ---------                     ---------
                     Total cost of revenue          8,044,627                     1,252,587
                                                    ---------                     ---------

Gross profit (loss)                               (6,128,931)                       233,190

General and administrative expenses                   540,681                       250,750
                                                   ----------                     ---------

Operating loss before minority interest           (6,669,612)                      (17,560)

Minority interest                                   3,504,495                     (124,904)
                                                   ----------                     ---------

Loss before taxes                                 (3,165,117)                     (142,464)
                                                   ----------                     ---------
Income tax expense (benefit)
    Current                                               770                         1,750
    Deferred                                          175,000                      (33,000)
                                                   ----------                     ---------
                                                      175,770                      (31,250)
                                                   ----------                     ---------

Net loss                                        $ (3,340,887)                    $(111,214)
                                                =============                    ==========

Loss per share - basic and diluted                    $(0.25)                       $(0.01)
                                                      =======                       =======

Weighted average shares outstanding -
    basic and diluted                              13,142,000                    11,000,000
                                                   ==========                    ==========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                       CONDENSED CONSOLIDATED STATEMENT OF

                        SHAREHOLDERS' EQUITY (DEFICIENCY)

                                    Unaudited




                                                                                                                          Total
                                 Preferred             Common          Additional      Retained                         Shareholder
                                   Stock               Stock             Paid-In       Earnings         Minority          Equity
                                   -----                                 Capital       (Deficit)        Interest
                             Shares    Amount    Shares       Amount     -------       ---------        --------        (Deficiency)
                             ------    ------    -------      ------

Balance, December 31, 1999        -   $    -     11,000,000   $   4      $   -             $  999        $567,995      $   568,998

Minority interest -
   Change in capital, net         -        -              -       -          -                 -         (384,000)        (384,000)
   Share of period's results      -        -              -       -          -                 -          124,904          124,904

Net loss for the period           -        -              -       -          -           (111,214)              -         (111,214)
                               ----   ------     ----------    -----     -------        ----------       --------      -----------
Balance, March 31, 2000           -   $    -     11,000,000    $   4     $   -         $ (110,215)      $ 308,899      $   198,688
                               ====   ======     ==========    =====     =======        ==========       ========      ===========





Balance, December 31, 2000        -   $    -     11,704,500    $11,704   $687,495      $ (583,462)     $ 1,046,828   $   1,162,565

Issuance of shares in
   Cancellation of debt -
      Third parties               -        -      2,000,000      2,000     78,000              -                 -          80,000
      Related parties             -        -      3,750,000      3,750    146,250              -                 -         150,000

Minority interest -
   Change in capital, net         -        -             -          -           -              -         2,760,000       2,760,000
   Share of period's results      -        -             -          -           -              -        (3,504,495)     (3,504,495)

Net loss                          -        -             -          -           -      (3,340,887)               -      (3,340,887)
                                ----   ------    ----------   --------   ----------   ------------       ---------   --------------
Balance, March 31, 2001          -   $    -      17,454,500    $17,454   $ 911,745    $(3,924,349)       $ 302,333   $  (2,692,817)
                                ====   ======    ==========   ========   ==========   ============       =========   ==============










     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                      Three Months Ended March 31,
                                                                      ----------------------------

                                                                       2001                 2000
                                                                       ----                 ----
Cash provided by (used in):
   Operating activities -
     Cash received from customers                                  $ 1,943,947          $ 1,488,717
     Cash paid to suppliers                                          (822,150)          (1,306,009)
     Income taxes paid                                                   (770)              (1,750)
                                                                   -----------          -----------
       Net cash provided by operating activities                   1,121,027                180,958
                                                                   -----------          -----------

Investing activities:
    Purchase of theatrical rights                                            -                    -
    Theatre productions in development                              (4,668,563)                   -
                                                                   ------------         -----------
            Net cash used in investing activities                   (4,668,563)                   -
                                                                   ------------         -----------

Financing activities:
    Related party advances                                              (6,500)                   -
    Proceeds from issuance of notes payable                            561,000              150,000
    Repayment of shareholder loan payable                                    -              (8,850)
    Minority interest                                                2,760,000            (384,000)
                                                                   ------------         -----------
             Net cash provided by (used in) financing                3,314,500            (242,850)
                                activities                         ------------         -----------



Decrease in cash, net                                                 (233,036)            (61,892)

Cash, beginning of period                                              249,497              115,931
                                                                    -----------          ----------

Cash, end of period                                                  $  16,461             $ 54,039
                                                                    ==========           ==========











     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                     [ formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Concluded)



                                                                   Three Months Ended March 31,
                                                                    2001                   2000
                                                                   -----                   ----
Reconciliation of net loss to net cash
    provided by operating activities:

Net loss                                                        $(3,340,887)            $ (111,214)


Adjustments to reconcile net loss to net cash provided by operating activities:

     Amortization                                                  5,644,060                76,817
     Minority interest                                            (3,504,495)              124,904
     Deferred income taxes                                           175,000               (33,000)

     Changes in assets (increase) decrease:
       Accounts receivable                                            28,251                 2,940
       Prepaid expenses                                               10,083                (6,196)
       Deposits                                                       25,000               (15,000)

     Changes in liabilities increase (decrease):
       Accounts payable and accrued expenses                       2,097,270               141,707
       Accounts payable and accrued expenses - related party         (13,255)                    -
                                                              ---------------          ---------------
         Total adjustments                                         4,461,914                292,172
                                                              ---------------          ---------------

Net cash provided by operating activities                        $ 1,121,027             $  180,958
                                                              ===============          ===============



Supplemental schedule of non-cash financing activity:

During the three months ended March 31, 2001, the Company issued 5,750,000 shares of its Common Stock, $.001 par value, in exchange for the cancellation of delinquent obligations of $230,000, resulting in a total of 17,454,500 shares of common stock outstanding after this transaction.



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Company's condensed consolidated financial statements for the three months ended March 31, 2001 and March 31, 2000, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10K-SB for the year ended December 31, 2000 supplemented by Notes 1 through 6 provided herein. The Company finances its entertainment projects through limited partnerships in which it is general partner and an investor. The Company has three such projects at March 31, 2001, compared to one at March 31, 2000, each of which is recorded at the lower of cost or estimated realizable value.

Management believes the enclosed condensed consolidated statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods, and its financial condition at March 31, 2001. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited report for the year ended December 31, 2000.

2. Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Momentum Productions, Inc ("MPI"), and entertainment limited partnership(s) in which MPI is general partner. These limited partnerships include Dinner with Friends, LP at March 31, 2000, and Dinner with Friends, LP, The Supper, LP, and The Ringing, LP at March 31, 2001. All intercompany transactions have been eliminated.

3. Momentum Productions, Inc. ("MPI"). During March 2000, the Company (formerly Buffalo Capital VIII, Ltd. ,"Buffalo") acquired 100% of the outstanding stock of MPI, a privately held corporation engaged in the development and production of live theatrical products. In connection with this transaction, in June 2000 the Company's shareholders approved a merger between Buffalo and a newly formed corporation which a) redomiciled the Company from Colorado to Delaware, b) restated its capital accounts, and c) renamed it Momentum Holdings Corporation. The Company has recorded the acquisition of MPI as a reverse acquisition. Additionally, the restatement of its capital accounts and new identity has been reflected at December 31, 1999.

4. Related Party Transactions. The Company rents its office facilities for $5,500 per month on a month to month basis from an entity owned by one of its executives. At March 31, 2001 the Company is owed $35,790 from an entity owned by one of its executives; this loan is non-interest bearing and is being repaid at a rate of $1,000 per month. The Company also owes $7,000 in a non-interest bearing advance to an entity owned by two of its executives. In March 2001, the Company's officers forgave $150,000 in accrued compensation owed them by the Company in exchange for 3,750,000 shares of common stock on the same terms and conditions as those negotiated with a group of unrelated parties in connection with the settlement of an additional $80,000 the Company owed them.

5. Notes Payable. At March 31, 2001 the Company was indebted to 4 persons for notes payable aggregating $925,000. These notes bear interest at 10% to 12%, and are payable through May 2002.

6.  Accounts Payable and Accrued Expenses.   At March 31, 2001 accounts payable
and accrued expenses are comprised of:
                        Accounts payable                   $   896,266
                        Accrued payroll and related taxes      666,724
                        Accrued closure costs                  490,147
                        Accrued expenses - other               243,411
                                                            ----------
                                                            $2,296,548
                                                            ----------

7. Operations. The Company had a stockholders' deficiency of $2,692,817 at March 31, 2001 and had a net loss of $3,340,887 for the three months ended March 31, 2001 which includes a write-down of approximately $5,591,000 of production costs associated with the Company's Broadway production of Bells are Ringing, which closed June 10, 2001. Due to cash flow constraints, the Company has been delinquent in meeting its maturing obligations, including payroll and related taxes. The Company has reported its payroll tax delinquencies to the taxing authorities and believes these obligations may be satisfied over an installment plan of repayment.

The Company management has redirected its business strategy toward the providing of management services in exchange for fee income and profit participation, and away from underwriting the fundraising needed for production and exploitation of its theatrical rights. Consistent with such a shift in strategy, the Company's management contemplates rescheduling its maturing notes payable and other obligations, and has adopted an plan of administration which ceased all management compensation effective April 15, 2001 followed by a series of additional overhead reductions which commenced June 1, 2001. In addition, management is actively seeking additional capital through the exchange of debt forgiveness for common stock and the placement of Preferred Stock.

No assurances can be given that the Company's management plans of redirection can be executed in a timely and seamless manner, or that it will achieve meaningful results.

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

Revenues

         Total revenues for the three months ended March 31, 2001 ("FQ1") were $1,915,696 compared to $1,485,777 for the three months ended March 31, 2000 ("FQ0"). The principal elements of this $429,919 or 29% increase are a) box office income of $862,828 attributable to Bells are Ringing which opened March 13, 2001 at Broadway's Plymouth Theatre versus no comparable revenues during FQ0, reduced by b) a decline in box office receipts from our production of Dinner with Friends at the Variety Arts Theatre, off-Broadway, as it entered its eighteenth month during FQ1 to $1,017,946 from the more robust revenues of $1,447,695 experienced during FQ0, a reduction of $429,749 or 30%.

         In May 2001, after completing 20 months of continuous performance, our New York production of Dinner with Friends was closed as it prepared for its greatly demanded national tour. The Company's revival of Bells are Ringing, which opened March 13, 2001 achieved only moderate market acceptance over the next several weeks and was closed on June 10, 2001. The closure of Bells are Ringing, which has been recorded in the enclosed report for FQ1, has materially affected our operations and on-going liquidity and is more fully discussed below.

Cost of Revenues and Gross Profit (Loss)

         Cost of revenues rose to $8,044,627 during FQ1 compared to $1,252,587 for FQ0, an increase of $6,792,040 or 542%. The principal components of this increase are a) amortization of production costs increasing from $76,817 during FQ0 to $5,644,060 for FQ1; as we use the income forecast method of amortizing production costs, closing Bells are Ringing in June 2001 resulted in the entire $5,590,902 cost of opening this project to be expensed in FQ1, b) theatre production expenses increasing by $1,359,140 or 77%, consistent with the operation of a second play during FQ1, and the accruing of $505,231 of expenses to be incurred through the closing of Bells are Ringing in June, net of
c) a reduction in development costs of $134,343 or 96% during FQ1 due to our increased focus on our existing properties. As a result of the foregoing, we experienced a gross loss of $6,128,931 for FQ1 compared to a profit of $233,190 for FQ0.

Expenses and Operating Loss

         General and administrative expenses for FQ1 were $540,681 compared to $250,750 during FQ0 consistent with the increased management activity associated with oversight of a second production during FQ1 and the accrual of an additional $150,000 of expenses associated with closure of Bells are Ringing. Given the significant gross loss from theatrical operations, these greater administrative expenses increased our loss before minority interest to $6,669,612 for FQ1 versus a loss before minority interest of $17,560 for FQ0.

Net Income (Loss)

         Our operating loss before taxes is allocated to our minority interest in both quarters in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes, net of any tax benefits that may be applicable to us, is made at statutory rates. The entire tax benefit that had been provided through December 31, 2000 of $175,000 was written off in FQ1 as its recovery could no longer be assured. The result is a net loss of $3,340,887 for FQ1 versus a net loss of $111,214 for FQ0. Using the average number of common shares outstanding for each period yields a loss per share of $0.25 during FQ1 versus a loss per share of $0.01 for FQ0.

Liquidity and Capital Resources

         We develop and commercialize each of our live theatrical projects through the sales to accredited buyers of interests in a limited partnership of which we act as the General Partner and Manager. While limited partnerships provide an ideal medium for financing theatrical products, until investors recoup their investment, distributions of management fees and particularly royalties to the general partner and manager are generally marginal. Accordingly, we must maintain sufficient working capital to sustain the expenses of identification, early development, and continuing management of our products.

         During FQ1, substantially all of our working capital was provided from short-term borrowings as our private placement of $5,200,000 of limited partnership interests, completed on April 12, 2001 to finance the revival of Bells are Ringing, required virtually all of our resources. The necessity to close Bells are Ringing after running only 13 weeks from March 13, 2001 through June 10, 2001, and the accounting for its wind up has resulted in a material reduction in our assets and shareholders' equity (deficiency).

         Additionally, the closure of Bells are Ringing has left us with a significant amount of delinquent and pressing obligations. Even though we still own the performance rights to Bells are Ringing and its other theatrical properties, their commercial opportunity in the New York City market has been exhausted for the foreseeable future. We also own certain rights to produce a musical version of Summer of '42 and Fall. However, each of these production rights will require significant amount of capital to exploit.

         We have redirected our business strategy toward providing management services in exchange for fee income and profit participation, and away from underwriting the fundraising needed for production and exploitation of our theatrical rights. Consistent with such a shift in strategy, we contemplate rescheduling our maturing notes payable and other obligations, and have adopted an austere plan of administration which ceases all management compensation effective April 15, 2001 followed by a series of additional overhead reductions commencing June 1, 2001. In addition, we are actively seeking additional capital through the exchange of debt forgiveness for common stock and the placement of Preferred Stock.

         No assurances can be given that our plan of redirection can be executed in a timely and seamless manner, or that we will achieve meaningful success in our marketplace. See Item 2 below for Changes in Securities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are a party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgements entered against any of our directors or officers in their capacity as such.


ITEM 2. CHANGES IN SECURITIES - On March 31, 2001, we sold 5,750,000 shares of our common stock in exchange for the cancellation of $230,000 of liabilities that we were not able to liquidate on a timely basis. Of this amount, $80,000 was owing certain unrelated third party creditors and $150,000 represented accrued but unpaid compensation to management for 2000. The issuance price of the shares of $0.04 per share was determined through arms length negotiations with the unrelated creditors. We believe that such transaction was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

         During May 2001, we sold 350,000 shares of our Preferred Stock at a price of $1.00 per share to one individual in a private transaction in consideration for $350,000. We believe that such transaction was exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering. The Preferred Shares are entitled to a 10% cumulative dividend annually and may convert to common shares at varying rates from $0.30 to $0.50 per share during its three-year term.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM 5. OTHER INFORMATION - As a result of the operating and capital losses sustained in connection with the failure of Bells are Ringing to achieve any commercial success in New York's Broadway venue, we have reported a material reduction in total assets and shareholders' equity (deficiency) between December 31, 2000 and March 31, 2001. Total assets declined from $1,876,098 to $435,731, and Shareholders' equity (deficiency) declined from $1,162,565 to $(2,692,817), respectively. See Item 2 Management's Discussion and Analysis for further information about our plan to redirect our business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:    15.      Letter on Unaudited Interim Financial Information

(b)  Reports      None.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MOMENTUM HOLDINGS CORPORATION
[formerly Buffalo Capital VIII, Ltd.]
(Registrant)


Date:  June 15, 2001


/s/   Mark Balsam
   ---------------------------------
   Mark Balsam, President
   and Chief Executive Officer


/s/   Anthony Russo
   ---------------------------------
   Anthony R. Russo, Vice President
   and Chief Financial Officer

                                   Exhibit 15



[LETTERHEAD OF MARDEN, HARRISON & KREUTER CERTIFIED PUBLIC ACCOUNTANTS, P.C.]



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholder
Momentum Holdings Corporation
36 West 25th Street
New York, New York 10001

We have reviewed the accompanying condensed consolidated balance sheet of Momentum Holdings Corporation as of March 31, 2001 and the related condensed consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the three month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Momentum Holdings Corporation as of December 31, 2000, presented herein, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated March 23, 2001, we expressed an unqualified opinion on those financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.


/s/ Marden, Harrison & Kreuter


White Plains, New York
June 15, 2001