Form 10QSB
period 2001-06-30
MOMENTUM HOLDINGS CORP
filed 2001-08-21
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)
  ..X.. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

  ...... Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from____________________ to ______________________.

Commission File No:  0-23873

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                     (Name of small business in its charter)

                    Delaware                                   13-4099008
   (State or other jurisdiction of incorporation)        (IRS Employer Id. No.)

                       36 West 25th Street - Second Floor
                             New York, NY 10010-2706
                (Address of Principal Office including Zip Code)

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

            Preferred Stock, $.01 par value, 350,000 shares at August 15, 2001, Common Stock, $.001par value, 17,454,500 shares at August 15, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes.....  NO ..X..

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]

                    Form 10-QSB - Quarter Ended June 30, 2001

                                      INDEX
                                                                            Page
PART I   FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements..................................................2
         Condensed Consolidated Balance Sheets at June 30, 2001 and
            December 31, 2000..................................................3
         Condensed Consolidated Statements of Operations for the
            Six Months and Three Months Ended June 30, 2001 and June 30, 2000..4 Condensed Consolidated Statements of Shareholders' Equity (Deficiency)
            for the Six Months Ended June 30, 2001 and June 30, 2000...........5
         Condensed Consolidated Statement of Cash Flows for the
            Six Months Ended June 30, 2001 and June 30, 2000...................6
         Notes to Condensed Consolidated Financial Statements..................8
Item 2.  Management's Discussion and Analysis..................................9

PART II  OTHER INFORMATION....................................................12

Item 1. Legal Proceedings.....................................................12
Item 2. Changes in Securities.................................................12
Item 3. Defaults Upon Senior Securities.......................................12
Item 4. Submission of Matters to a Vote of Security Holders...................12
Item 5. Other Information.....................................................13
Item 6. Exhibits and Reports on Form 8-K......................................13

SIGNATURE PAGE................................................................13

EXHIBITS......................................................................14


--------------------


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of registrant as of June 30, 2001 and for the six months ended June 30, 2001 and June 30, 2000 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             Unaudited
                                                                              June 30,             December 31,
                                                                                2001                   2000
                                                                                ----                   ----
ASSETS
------
Current assets:
     Cash                                                                    $  80,876               $ 249,497
     Accounts receivable                                                             -                  76,501
     Loan receivable - related party                                                 -                  29,290
     Prepaid expenses                                                               89                  27,646
                                                                            ----------              ----------
               Total current assets                                             80,965                 382,934
Theatre production costs, net of accumulated
    amortization 2001:  $ 6,454,871; 2000:  $ 343,898                                -               1,129,529
Theatrical productions in development                                                -                  27,275
Deposits                                                                        60,478                 161,360
Loan receivable - related party                                                 33,490                       -
Deferred income taxes                                                                -                 175,000
                                                                            ----------              ----------


                Total assets                                                 $ 174,933             $ 1,876,098
                                                                            ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Notes payable                                                          $1,150,000                $114,000
     Accounts payable and accrued expenses                                   1,688,182                 179,278
Accrued expenses - related party                                                     -                 170,255
                                                                             ---------                 -------
               Total current liabilities                                     2,838,182                 463,533
Loans payable - related parties                                                339,000                 250,000
                                                                             ---------                 -------
               Total liabilities                                             3,177,182                 713,533
                                                                             ---------                 -------

Shareholders' equity (deficiency):
     Preferred stock                                                             3,500                       -
     Common stock                                                               17,454                  11,704
     Additional Paid-in Capital                                              1,223,244                 687,495
     Retained earnings deficit                                             (4,339,911)               (583,462)
     Minority interest                                                          93,464               1,046,828
                                                                           -----------               ---------
              Total shareholders' equity (deficiency)                      (3,002,249)               1,162,565
                                                                           -----------               ---------

              Total liabilities and shareholders' equity (deficiency)      $   174,933             $ 1,876,098
                                                                           ===========             ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited


                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                          -------------------------         --------------------------
                  .........                               2001               2000           2001               2000
    Box office income                                     $4,962,025       $ 3,024,813      $3,081,211         $1,577,118
    Royalties and other income                                63,927            92,467          29,045             54,385
                                                         -----------       -----------      ----------          ---------
                     Total revenue                         5,025,952         3,117,280       3,110,256          1,631,503
                                                         -----------       -----------      ----------          ---------

Costs of revenue:
    Theatre production expenses                            5,827,188         2,136,726       3,432,549          1,101,227
    Development costs                                         12,028           166,479           6,100             26,208
    Amortization of production costs                       6,110,973           156,830         466,913             80,013
                                                         -----------         ---------       ---------         ----------
                     Total cost of revenue                11,950,189         2,460,035       3,905,562          1,207,448
                                                         -----------         ---------       ---------         ----------

Gross profit (loss)                                       (6,924,237)          657,245        (795,306)           424,055

General and administrative expenses                          863,645           602,987         322,964            352,237
                                                         -----------         ---------       ---------         ----------

Operating income (loss) before
    minority                                              (7,787,882)           54,258      (1,118,270)            71,818
interest
Minority interest                                          4,207,857          (251,950)        703,362           (127,046)
                                                         -----------         ----------      ---------         ----------

Loss before taxes                                         (3,580,025)         (197,692)       (414,908)           (55,228)
                                                         -----------         ----------      ---------         ----------
Income tax expense (benefit)
    Current                                                    1,424               350             654             (1,400)
    Deferred                                                 175,000           (60,000)              -            (27,000)

                                                         -----------         ----------      ---------         ----------
                                                             176,424           (59,650)            654            (28,400)
                                                         -----------         ----------      ---------         ----------


Net loss                                                $ (3,756,449)       $ (138,042)      $(415,562)         $ (26,828)
                                                        =============       ===========      ==========         ==========

Loss per share - basic and diluted                            $(0.25)           $(0.01)         $(0.02)            $(0.00)
                                                              =======           =======         =======            =======

Weighted average shares outstanding -
    basic and diluted                                     14,990,214         11,000,000      17,454,500         11,000,000
                                                          ==========         ==========      ==========         ==========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                       CONDENSED CONSOLIDATED STATEMENT OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)
                                    Unaudited

                                                                                                                         Total
                               Preferred Stock,          Common           Additional      Retained                    Shareholders'
                               $0.01 par value           Stock             Paid-In       Earnings       Minority        Equity
                               ---------------                             Capital        (Deficit)     Interest       (Deficiency)
                              Shares      Amount     Shares      Amount    -------        ---------     --------        -----------
                              ------      ------     ------      ------


Balance, December 31, 1999         -     $   -    11,000,000       $ 4       $   -         $  999       $ 567,995        $ 568,998
Acquisition of Buffalo
Capital VIII, LTD.:
   Merger                          -         -             -        (4)          4              -               -                -
   Recapitalization                -         -             -    11,000     (11,000)             -               -                -

Sale of shares, net                -                 664,500       665      658,530             -               -          659,195

Minority interest -
   Change in capital, net          -         -             -         -           -              -       (550,712)         (550,712)
   Share of period results         -         -             -         -           -              -         251,950          251,950

Net loss for the period            -         -             -         -           -        (138,042)             -         (138,042)
                              ------     ------   ----------   -------     --------       ---------     ----------        ---------


Balance, June 30, 2000             -     $   -    11,664,500   $11,665     $647,534      $(137,043)     $ 269,233         $791,389
                               ======    ======   ==========   =======     ========      ==========     ==========        ========



Balance, December 31, 2000         -     $   -    11,704,500   $11,704     $687,495      $(583,462)    $1,046,828       $1,162,565

Issuance of shares
in Cancellation of debt -
      Third parties                -          -    2,000,000     2,000       78,000              -              -           80,000
      Related parties              -          -    3,750,000     3,750      146,250              -              -          150,000

Sale of preferred shares      350,000    $3,500            -         -      311,499              -              -          314,999

Minority interest -
   Change in capital, net          -          -            -         -            -              -      3,254,493        3,254,493
   Share of period results         -          -            -         -            -              -    (4,207,857)       (4,207,857)

Net loss                           -          -            -         -            -     (3,756,449)                     (3,756,449)
                              -------    ------   ----------   -------    ---------    ------------     ---------      -----------

Balance, June 30, 2001        350,000    $3,500   17,454,500   $17,454   $1,223,244    $(4,339,911)      $ 93,464      $(3,002,249)
                              =======    ======   ==========   =======   ==========    ============     =========       ===========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                      Six Months Ended June30,
                                                                      ------------------------
                                                                        2001             2000
                                                                        ----             ----
Cash provided (used) by:
    Operating activities -
        Cash received from customers                                 $ 5,102,453         $3,095,910
        Cash paid to suppliers                                       (5,005,773)        (2,855,558)
        Income taxes paid                                                (1,424)              (350)
                                                                     -----------         ----------
            Net cash provided by operating activities                     95,256            240,002
                                                                     -----------         ----------

Investing activities:
    Purchase of theatrical rights                                              -                  -
    Theatre productions in development                               (4,954,169)           (70,372)
                                                                     -----------         ----------
            Net cash used by investing activities                    (4,954,169)           (70,372)
                                                                     -----------         ----------

Financing activities:
    Related party advances                                               (4,200)                  -
    Proceeds from issuance of notes payable                            1,036,000             70,000
    Proceeds from issuance of loans payable - related parties             89,000                  -
    Repayment of shareholder loan payable                                      -            (8,850)
    Net proceeds from issuance of preferred stock                        314,999                  -
    Net proceeds from issuance of common stock                                 -            659,195
    Minority interest                                                  3,254,493          (550,712)
                                                                     -----------         ----------
             Net cash provided by financing activities                 4,690,292            169,633
                                                                     -----------         ----------


Increase (decrease) in cash, net                                       (168,621)            339,263

Cash, beginning of period                                                249,497            115,931
                                                                      ----------         ----------

Cash, end of period                                                    $  80,876          $ 455,194
                                                                      ==========         ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                     [ formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)



                                                                     Six Months Ended June 30,
                                                                     2001               2000
                                                                     ----               ----
Reconciliation of net loss to net cash
provided by operating activities:

Net loss                                                         $   (3,756,449)    $ (138,042)
                                                                 ---------------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

     Amortization                                                      6,110,973        156,830
     Minority interest                                               (4,207,857)        251,950
                            Deferred income taxes                        175,000       (60,000)

     Changes in assets (increase) decrease:
       Accounts receivable                                                76,501       (21,370)
       Prepaid expenses                                                   27,557       (15,164)
       Deposits                                                          100,882       (15,000)

     Changes in liabilities increase (decrease):
       Accounts payable and accrued expenses                           1,738,904         80,798
       Accounts  payable  and  accrued  expenses - related party       (170,255)              -
       -----------------                                              ----------        -------

         Total adjustments                                             3,851,705        378,044
                                                                      ----------        -------

Net cash provided by operating activities                          $      95,256     $  240,002
                                                                   =============     ==========




Supplemental schedule of non-cash financing activity:
-----------------------------------------------------

During the six months ended June 30, 2001, the Company issued 5,750,000 shares of its Common Stock, $.001 par value, in exchange for the cancellation of delinquent obligations of $230,000, resulting in a total of 17,454,500 shares of common stock outstanding after this transaction.




     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Company's condensed consolidated financial statements for the six months ended June 30, 2001 and June 30, 2000, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10K-SB for the year ended December 31, 2000 supplemented by Notes 1 through 7 provided herein. The Company finances its entertainment projects through limited partnerships in which it is general partner and an investor. The Company has three such projects at June 30, 2001, compared to one at June 30, 2000, each of which is recorded at the lower of cost or estimated realizable value.

Management believes the enclosed condensed consolidated statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods, and its financial condition at June 30, 2001. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited report for the year ended December 31, 2000.

2. Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Momentum Productions, Inc ("MPI"), and entertainment limited partnership(s) in which MPI is general partner. These limited partnerships include Dinner with Friends, LP at June 30, 2000, and Dinner with Friends, LP, The Supper Club, LP, and The Ringing, LP at June 30, 2001. All intercompany transactions have been eliminated.

3. Momentum Productions, Inc. ("MPI"). During March 2000, the Company (formerly Buffalo Capital VIII, Ltd. ("Buffalo") acquired 100% of the outstanding stock of MPI, a privately held corporation engaged in the development and production of live theatrical products. In connection with this transaction, in June 2000 the Company's shareholders approved a merger between Buffalo and a newly formed corporation which a) redomiciled the Company from Colorado to Delaware, b) restated its capital accounts, and c) renamed it Momentum Holdings Corporation. The Company has recorded the acquisition of MPI as a reverse acquisition. Additionally, the restatement of its capital accounts and new identity had been reflected at December 31, 1999.

4. Related Party Transactions. The Company rents its office facilities for $5,500 per month on a month to month basis from an entity owned by one of its executives. At June 30, 2001 the Company is owed $33,490 from an entity owned by another executive; this loan is non-interest bearing and without a defined repayment term and has been classified as non-current. During the period ended June 30, 2001, the Company's executives forgave $150,000 in accrued compensation owed them by the Company in exchange for 3,750,000 shares of common stock on the same terms and conditions as those negotiated by a group of unrelated parties in connection with their forgiveness of $80,000 the Company owed them. At June 30, 2001 the Company was indebted to two entities owned by two of its executives for non-interest bearing loans payable in the amount of $339,000.

5. Notes Payable. At June 30, 2001 the Company was indebted to 5 persons for notes payable aggregating $1,150,000. These notes bear interest at 10% to 12%, and are payable through July 2002.

6. Accounts Payable and Accrued Expenses. At June 30, 2001 accounts payable and accrued expenses are comprised of:

                               Accounts payable                   $   675,492
                               Accrued payroll and related taxes      746,177
                               Accrued expenses - other               266,513
                                                                   ----------
                                                                   $1,688,182
                                                                   ==========

7. Operations. The Company had a stockholders' deficiency of $3,002,249 at June 30, 2001 and experienced a net loss of $3,756,449 for the six months ended June 30, 2001, including write-off of $5,881,668 of production costs associated with the Company's Broadway production of Bells are Ringing, which closed June 10, 2001. Due to cash flow constraints, the Company has been delinquent in meeting its maturing obligations, including payroll and related taxes. The Company has reported its payroll tax delinquencies to the taxing authorities and believes these obligations may be satisfied over an installment plan of repayment.

Company management has redirected its business strategy toward the providing of management services in exchange for fee income and profit participation, and away from underwriting the fundraising needed for production and exploitation of its theatrical rights. Consistent with this strategy, management adopted a plan of administration that ceased all executive compensation in April 2001 followed by a series of additional overhead reductions which commenced in June, and contemplates rescheduling the Company's maturing notes payable and other obligations. In addition, management is actively seeking additional capital through the exchange of debt forgiveness for common stock and placement of Preferred Stock.

No assurances can be given that the Company's management plans of redirection can be executed in a timely and seamless manner, or that it will achieve meaningful results.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

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

Six Month Periods Ended June 30, 2001 and 2000:

Revenues - Total revenues for the six months ended June 30, 2001 ("SM1") were $5,025,952 compared to $3,117,280 for the six months ended June 30, 2000 ("SM0"). The principal elements of this $1,908,672 or 61% increase are: a) box office income of $3,536,928 attributable to Bells are Ringing which opened March 13, 2001 at Broadway's Plymouth Theatre versus no comparable revenues during SM0, reduced by b) a decline in box office receipts from our production of Dinner with Friends at the Variety Arts Theatre, off-Broadway, as it entered its eighteenth month during SM1 to $1,425,097 from the more robust revenues of $3,024,813 experienced during SM0, a reduction of $1,599,716 or 53%.

         On May 27, 2001, after completing 20 months of continuous performance, our New York production of Dinner with Friends was closed as it prepared for its greatly demanded national tour. Our revival of Bells are Ringing, which opened March 13, 2001, achieved only moderate market acceptance and was closed on June 10, 2001. The closure of Bells are Ringing has materially affected our operations and on-going liquidity and is more fully discussed below.

Cost of Revenues and Gross Profit (Loss) - Cost of revenues rose to $11,950,189 during SM1 compared to $2,460,035 for SM0, an increase of $9,490,154 or 386%. The principal components of this increase are: a) amortization of production costs increasing from $156,830 during SM0 to $6,110,973 for SM1; as we use the income forecast method of amortizing production costs, closing Bells are Ringing in June 2001 resulted in the entire $5,881,668 cost of opening this project to be expensed in SM1, b) theatre production expenses increasing by $3,690,462 or 173%, consistent with the operation of a second play during SM1, net of c) a reduction in development costs of $154,451 or 93% during SM1 due to our increased focus on our existing properties. As a result of the foregoing, we experienced a gross loss of $6,924,237 for SM1 compared to a gross profit of $657,245 for SM0.

Expenses and Operating Loss - General and administrative expenses for SM1 were $863,645 compared to $602,987 during SM0 consistent with the increased management activity associated with oversight of a second production, Bells are Ringing, which opened in March 2001 and the additional expenses associated with its closure in June. Given the significant gross loss from theatrical operations, these greater administrative expenses increased our loss before minority interest to $7,787,882 for SM1 versus income before minority interest of $54,258 in SM0.

Net Income (Loss) - Our operating loss before taxes is allocated to our minority interest in both periods in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes, net of any tax benefits that may be applicable to us, is made at statutory rates. The entire tax benefit of $175,000 that had been provided throughout 2000 was written off in SM1 as its recovery could no longer be assured. The result is a net loss of $3,756,449 for SM1 versus a net loss of $138,042 for SM0. Using the average number of common shares outstanding for each period yields a loss per share of $0.25 during SM1 versus a loss per share of $0.01 for SM0.

Quarters Ended June 30, 2001 and 2000:

Revenues - Total revenues for the second quarter 2001 ("SQ1") were $3,110,256 compared to $1,631,503 for the second quarter 2000 ("SQ0"). The principal elements of this $1,478,753 or 91% increase are: a) box office income of $2,674,100 attributable to Bells are Ringing versus no comparable revenues during

SQ0, reduced by b) declining box office receipts for Dinner with Friends, which closed on May 27, 2001, to $407,151 in SQ1 compared to $1,577,118 during SQ0, a reduction of $1,169,967 or 74%. The closure of Bells are Ringing in June 2001 has materially affected our operations and on-going liquidity and is more fully discussed below.

Cost of Revenues and Gross Profit (Loss) - Cost of revenues rose to $3,905,562 during SQ1 compared to $1,207,448 for SQ0, an increase of $2,698,114 or 223%. The principal components of this increase are: a) amortization of production costs increasing from $80,013 during SQ0 to $466,913 for SQ1 (the closing of Bells are Ringing in June 2001 resulted in most of the $5,881,668 cost of opening this project being written off in first quarter 2001 "FQ1"), b) theatre production expenses increasing by $2,331,322 or 211%, consistent with the operation of a second play for a portion of SQ1, net of c) a reduction in development costs of $20,108 or 77% during SQ1 due to our increased focus on existing properties. As a result of the foregoing, we experienced a gross loss of $795,306 for SQ1 compared to a gross profit of $424,055 for SQ0.

Expenses and Operating Loss - General and administrative expenses for SQ1 were $322,964 compared to $352,237 during SQ0 consistent with the cessation of management compensation and other overhead reductions implemented during SQ1, net of the added expenses associated with the untimely closing of Bells are Ringing during June. After general and administrative expenses, our operating income (loss) before minority interest was $(1,118,270) for SQ1 versus $71,818 in SQ0.

Net Income (Loss) - Operating loss before taxes is allocated to our minority interest in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes (tax benefits accrued during fiscal 2000 were written off in FQ1 as its recovery could no longer be assured) is provided at statutory rates. The result is a net loss of $415,562 for SQ1 versus a net loss of $26,828 for SQ0. Using the average number of common shares outstanding for each period yields a loss per share of $0.02 for SQ1 versus a loss per share of $0.00 for SQ0.

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

         During SM1, substantially all of our working capital was provided from short-term borrowings as our private placement of $5,200,000 of limited partnership interests, completed on April 12, 2001 to finance the revival of Bells are Ringing, required virtually all of our resources. The necessity to close Bells are Ringing after running only 13 weeks from March 13, 2001 through June 10, 2001, and the accounting for its wind up has resulted in a material reduction in our assets and shareholders' capital accounts.

         Additionally, the closure of Bells are Ringing has left us with a significant amount of delinquent and pressing obligations. Although we still own the performance rights to Bells are Ringing and other theatrical properties, their commercial opportunity in the New York City market has been exhausted for the foreseeable future. We also own certain rights to produce a musical version of Summer of '42 and Fall. However, each of these production rights will require significant amount of capital to exploit.

         We have redirected our business strategy toward providing management services in exchange for fee income and profit participation, and away from underwriting the fundraising needed for production and exploitation of our theatrical rights. Consistent with such a shift in strategy, we have adopted an austere plan of administration which ceased all management compensation in April 2001, followed by a series of additional overhead reductions in June, and are pursuing the rescheduling of our maturing notes and other payables and other obligations. In addition, we are actively seeking additional capital through the exchange of debt forgiveness for common stock and the placement of Preferred Stock.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - As a result of the operating and capital losses sustained in connection with the failure of Bells are Ringing to achieve any commercial success in New York's Broadway venue, we have reported a material reduction in total assets and shareholders' equity (deficiency) between December 31, 2000 and June 30, 2001. Total assets declined from $1,876,098 to $174,933, and Shareholders' equity (deficiency) declined from $1,162,565 to $(3,002,249), respectively. See Item 2 Management's Discussion and Analysis for further information about our plan to redirect our business.

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

MOMENTUM HOLDINGS CORPORATION [formerly Buffalo Capital VIII, Ltd.]
(Registrant)

Date:  August 20, 2001


/s/     Mark Balsam
   ______________________
   Mark Balsam, President
    and Chief Executive Officer


/s/     Anthony R. Russo
   ______________________
   Anthony R. Russo, Vice President
    and Chief Financial Officer

                                   Exhibit 15

             [Letterhead of Marden, Harrison & Kreuter, CPAs, P.C.]



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholder
Momentum Holdings Corporation
36 West 25th Street
New York, New York 10001

We have reviewed the accompanying condensed consolidated balance sheet of Momentum Holdings Corporation as of June, 2001 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000, shareholders' equity (deficiency) and cash flows for the six month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

White Plains, New York
August 15, 2001