Form 10QSB
period 2001-09-30
MOMENTUM HOLDINGS CORP
filed 2001-11-15
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.


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

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Preferred Stock, $.01 par value, 350,000 shares at October 31, 2001, Common Stock, $.001par value, 17,454,500 shares at October 31, 2001.

Transitional Small Business Disclosure Format (Check one): Yes _____ NO __X__

                          MOMENTUM HOLDINGS CORPORATION

                      [formerly Buffalo Capital VIII, Ltd.]

                 Form 10-QSB - Quarter Ended September 30, 2001


                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I FINANCIAL INFORMATION.........................................................................2

Item 1. Financial Statements.........................................................................2
        Condensed Consolidated Balance Sheets at September 30, 2001 and
          December 31, 2000..........................................................................3
        Condensed Consolidated Statements of Operations for the Nine Months and
          Three Months Ended September 30, 2001 and September 30, 2000...............................4
        Condensed Consolidated Statements of Shareholders' Equity (Deficiency) for the
          Nine Months Ended September 30, 2001 and September 30, 2000................................5
        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and September 30, 2000..................................................6
        Notes to Condensed Consolidated Financial Statements.........................................8
Item 2. Management's Discussion and Analysis.........................................................9

PART II OTHER INFORMATION...........................................................................12

Item 1. Legal Proceedings...........................................................................12
Item 2. Changes in Securities.......................................................................12
Item 3. Defaults Upon Senior Securities.............................................................12
Item 4. Submission of Matters to a Vote of Security Holders.........................................12
Item 5. Other Information...........................................................................12
Item 6. Exhibits and Reports on Form 8-K............................................................13

        SIGNATURE PAGE..............................................................................13

        EXHIBITS....................................................................................14

                              --------------------


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements of registrant as of September 30, 2001 and for the nine months and three months ended September 30, 2001 and September 30, 2000 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     Unaudited
                                                                    September 30,        December 31,
                                                                         2001                2000
                                                                     -----------         -----------
ASSETS

Current assets:
  Cash                                                               $    58,547         $   249,497
  Accounts receivable                                                         --              76,501
  Loan receivable - related party                                             --              29,290
  Prepaid expenses                                                            --              27,646
                                                                     -----------         -----------
      Total current assets                                                58,547             382,934
Theatre production costs, net of accumulated
  Amortization; 2001: $ 6,454,871; 2000: $ 343,898                            --           1,129,529
Theatrical productions in development                                         --              27,275
Deposits                                                                   7,527             161,360
Deferred income taxes                                                         --             175,000
                                                                     -----------         -----------
      Total assets                                                   $    66,074         $ 1,876,098
                                                                     ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Notes payable                                                      $ 1,131,313         $   114,000
  Accounts payable and accrued expenses                                1,338,651             179,278
  Accrued expenses - related party                                            --             170,255
                                                                     -----------         -----------
      Total current liabilities                                        2,469,964             463,533
Loans payable - related parties                                          294,612             250,000
                                                                     -----------         -----------
      Total liabilities                                                2,764,576             713,533
                                                                     -----------         -----------
Shareholders' equity (deficiency):
  Preferred stock                                                          3,500                  --
  Common stock                                                            17,454              11,704
  Additional Paid-in Capital                                           1,223,244             687,495
  Retained earnings deficit                                           (4,026,800)           (583,462)
  Minority interest                                                       84,100           1,046,828
                                                                     -----------         -----------
      Total shareholders' equity (deficiency)                         (2,698,502)          1,162,565
                                                                     -----------         -----------
      Total liabilities and shareholders' equity (deficiency)        $    66,074         $ 1,876,098
                                                                     ===========         ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                              Nine Months Ended                 Three Months Ended
                                                 September 30,                     September 30,
                                         -----------------------------     -----------------------------
                                             2001             2000             2001             2000
                                         ------------     ------------     ------------     ------------
Revenue:
  Box office income                      $  4,962,025     $  4,259,667     $         --     $  1,234,854
  Royalties and other income                  262,837          146,441          198,910           53,974
                                         ------------     ------------     ------------     ------------
      Total revenue                         5,224,862        4,406,108          198,910        1,288,828
                                         ------------     ------------     ------------     ------------
Costs of revenue:
  Theatre production expenses               5,814,651        3,120,361          (12,537)         983,635
  Development costs                            11,383          239,670             (645)          73,191
  Amortization of production costs          6,110,973          173,369               --           16,539
                                         ------------     ------------     ------------     ------------
      Total cost of revenue                11,937,007        3,533,400          (13,182)       1,073,365
                                         ------------     ------------     ------------     ------------

Gross profit (loss)                        (6,712,145)         872,708          212,092          215,463

General and administrative expenses           889,407          916,428           25,762          313,441
                                         ------------     ------------     ------------     ------------
Operating income (loss) before
  minority interest                        (7,601,552)         (43,720)         186,330          (97,978)

Minority interest                           4,334,843          296,633          126,986           44,683
                                         ------------     ------------     ------------     ------------

Income (loss) before taxes                 (3,266,709)        (340,353)         313,316         (142,661)
                                         ------------     ------------     ------------     ------------
Income tax expense (benefit)
  Current                                       1,629              350              205               --
  Deferred                                    175,000         (137,000)              --          (77,000)
                                         ------------     ------------     ------------     ------------
                                              176,629         (136,650)             205          (77,000)
                                         ------------     ------------     ------------     ------------

Net income (loss)                        $ (3,443,338)    $   (203,703)    $    313,111     $    (65,661)
                                         ============     ============     ============     ============
Earnings (loss) per share - basic and
  diluted                                $      (0.22)    $      (0.02)    $       0.02     $      (0.01)
                                         ============     ============     ============     ============
Weighted average shares outstanding -
    basic and diluted                      15,729,500       11,211,350       17,454,500       11,000,000
                                         ============     ============     ============     ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIENCY)
                                    Unaudited


                                Preferred Stock,                                                                          Total
                                $0.01 par value         Common Stock       Additional      Retained                    Shareholders'
                              ------------------   ---------------------     Paid-In       Earnings       Minority        Equity
                              Shares     Amount      Shares      Amount      Capital       (Deficit)      Interest      (Deficiency)
                              -------   --------   ----------   --------    ----------    -----------    -----------    -----------
Balance, January 1, 2000           --   $     --   11,000,000   $      4    $       --    $       999    $   567,995    $   568,998
Acquisition of Buffalo
Capital VIII, LTD.:
  Merger                           --         --           --         (4)            4             --             --             --
  Recapitalization                 --         --           --     11,000       (11,000)            --             --             --

Sale of common shares,
  net                              --         --      704,500        704       698,491             --             --        699,195
Minority interest -
  Change in capital, net           --
  Share of period results          --         --           --         --            --             --       (587,621)      (587,621)
                                              --           --         --            --             --        296,633        296,633
Net loss for the period            --         --           --         --            --       (203,703)            --       (203,703)
                              -------   --------   ----------   --------    ----------    -----------    -----------    -----------
Balance, September 30, 2000        --   $     --   11,704,500   $ 11,704    $  687,495    $  (202,704)   $   277,007    $   773,502
                              =======   ========   ==========   ========    ==========    ===========    ===========    ===========


Balance, January 1, 2001           --   $     --   11,704,500   $ 11,704    $  687,495    $  (583,462)   $ 1,046,828    $ 1,162,565

Issuance of shares in
Cancellation of debt -
  Third parties                    --         --    2,000,000      2,000        78,000             --             --         80,000
  Related parties                  --         --    3,750,000      3,750       146,250             --             --        150,000

Sale of preferred shares,
  net                         350,000      3,500           --         --       311,499             --             --        314,999

Minority interest -
  Change in capital, net           --         --           --         --            --             --      3,372,115      3,372,115
  Share of period results          --         --           --         --            --             --     (4,334,843)    (4,334,843)

Net loss                           --         --           --         --            --     (3,443,338)            --     (3,443,338)
                              -------   --------   ----------   --------    ----------    -----------    -----------    -----------
Balance, September 30, 2001   350,000   $  3,500   17,454,500   $ 17,454    $1,223,244    $(4,026,800)   $    84,100    $(2,698,502)
                              =======   ========   ==========   ========    ==========    ===========    ===========    ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2001              2000
                                                                 -----------       -----------
Cash provided (used) by:
  Operating activities:
    Cash received from customers                                 $ 5,301,363       $ 4,409,458
    Cash paid to suppliers                                        (5,314,844)       (4,281,113)
    Income taxes paid                                                 (1,629)             (350)
                                                                 -----------       -----------
      Net cash provided by (used in) operating activities            (15,110)          127,995
                                                                 -----------       -----------
Investing activities:
  Purchase of theatrical rights                                           --                --
  Theatre productions in development                              (4,954,169)         (211,437)
                                                                 -----------       -----------
      Net cash used by investing activities                       (4,954,169)         (211,437)
                                                                 -----------       -----------
Financing activities:
  Proceeds from issuance of notes payable                          1,036,000                --
  Principal payments on notes payable                                (18,687)          (60,000)
  Proceeds from issuance of loans payable - related parties           73,902           120,000
  Repayment of shareholder loan payable                                   --            (8,850)
  Proceeds from issuance of preferred stock, net                     314,999                --
  Proceeds from issuance of common stock, net                             --           699,195
  Minority interest                                                3,372,115          (587,621)
                                                                 -----------       -----------
      Net cash provided by financing activities                    4,778,329           162,724
                                                                 -----------       -----------

Increase (decrease) in cash, net                                    (190,950)           79,282

Cash, beginning of period                                            249,497           115,931
                                                                 -----------       -----------
Cash, end of period                                              $    58,547       $   195,213
                                                                 ===========       ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  2001            2000
                                                               -----------       ---------
Reconciliation of net loss to net cash
  provided by (used in) operating activities:

Net loss                                                       $(3,443,338)      $(203,703)
                                                               -----------       ---------
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:

  Amortization                                                   6,110,973         173,369
  Minority interest                                             (4,334,843)        296,633
  Deferred income taxes                                            175,000        (137,000)

  Changes in assets (increase) decrease:
    Accounts receivable                                             76,501           3,350
    Prepaid expenses                                                27,646         (10,533)
    Deposits                                                       153,833         (65,000)

  Changes in liabilities increase (decrease):
    Accounts payable and accrued expenses                        1,389,373          70,879
    Accounts payable and accrued expenses - related party         (170,255)             --
                                                               -----------       ---------
         Total adjustments                                       3,428,228         331,698
                                                               -----------       ---------
Net cash provided by (used in) operating activities            $   (15,110)      $ 127,995
                                                               ===========       =========


Supplemental schedule of non-cash financing activity:

During March 2001, the Company issued 5,750,000 shares of its Common Stock, $.001 par value, in exchange for the cancellation of delinquent obligations of $230,000, resulting in a total of 17,454,500 shares of common stock outstanding after this transaction.


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      [formerly Buffalo Capital VIII, Ltd.]
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited


1. Accounting Policies. The Company's condensed consolidated financial statements for the nine months and three months ended September 30, 2001 and September 30, 2000, have been prepared in accordance with the accounting policies described in its Annual Report on Form 10K-SB for the year ended December 31, 2000 supplemented by Notes 1 through 7 provided herein. The Company finances entertainment projects through limited partnerships in which it is general partner and an investor. The Company has three such projects at September 30, 2001 and September 30, 2000, each of which is recorded at the lower of cost or estimated realizable value.

Management believes the enclosed condensed consolidated statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods, and its financial condition at September 30, 2001. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited report for the year ended December 31, 2000.

2. Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Momentum Productions, Inc. ("MPI"), and the limited partnerships in which MPI is general partner. These limited partnerships include Dinner with Friends, LP, The Supper Club, LP, and The Ringing, LP at September 30, 2001 and 2000. All inter-company transactions have been eliminated.

3. Momentum Productions, Inc. ("MPI"). During March 2000, the Company (formerly Buffalo Capital VIII, Ltd. ["Buffalo"] ) acquired 100% of the outstanding stock of MPI, a privately held corporation engaged in the development and production of live theatrical products. In connection therewith the Company's shareholders, in June 2001, approved a merger between Buffalo and a newly formed corporation which a) re-domiciled the Company from Colorado to Delaware, b) restated its capital accounts, and c) renamed itself Momentum Holdings Corporation. The Company has recorded the acquisition of MPI as a reverse acquisition. Additionally, the restatement of its capital accounts and new identity had been reflected at December 31, 1999.

4. Related Party Transactions. The Company rents its office facilities for $5,500 per month on a month-to-month basis from an entity owned by two of its executives. At September 30, 2001, the Company was one month in arrears in the payment of such office expenses. Accordingly, $5,500 is included in the non-interest bearing loans payable to related parties further described below.

During March 2001, the Company's executives forgave $150,000 in accrued compensation owed them by the Company in exchange for 3,750,000 shares of common stock on the same terms and conditions as those negotiated by a group of unrelated parties in connection with their forgiveness of $80,000 the Company owed them.

At September 30, 2001 the Company was indebted to entities owned by two of its executives for non-interest bearing loans aggregating $294,612.

5. Notes Payable. At September 30, 2001 the Company was indebted to 5 persons for notes payable aggregating $1,131,313. These notes bear interest at 10% to 12%, and are payable through July 2002.

6. Accounts Payable and Accrued Expenses. At September 30, 2001 accounts payable and accrued expenses are comprised of:

          Accounts payable                                  $  562,510
          Accrued payroll and related taxes                    746,177
          Accrued expenses - other                              29,964
                                                            ----------
                                                            $1,338,651
                                                            ==========

7. Operations. The Company had a stockholders' deficiency of $2,698,502 at September 30, 2001 and experienced a net loss of $3,443,338 for the nine months ended September 30, 2001, including write-off of $5,881,668 of production costs associated with the Company's Broadway production of Bells are Ringing, which closed June 10, 2001. Due to cash flow constraints, the Company has been delinquent in meeting its maturing obligations, including fiduciary withholdings applicable to payroll and related taxes. The Company believes these obligations may be satisfied over an installment plan of repayment, however there is no guarantee that any installment arrangement will be acceptable to such taxing authorities.

Company management has redirected its business strategy toward the providing of management services in exchange for fee income and profit participation, and away from underwriting the fundraising needed for production and exploitation of its theatrical rights. Consistent with this strategy, management adopted a plan of administration that ceased all executive compensation in April 2001 followed by a series of additional overhead reductions that commenced in June, and contemplates rescheduling the Company's maturing notes payable and other obligations. In addition, management is actively seeking additional capital through the exchange of debt forgiveness for common stock and placement of Preferred Stock.

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

Nine Month Periods Ended September 30, 2001 and 2000:

Revenues - Total revenue for the nine months ended September 30, 2001 ("NM1") was $5,224,862 compared to $4,406,108 for the nine months ended September 30, 2000 ("NM0"). The principal elements of this $818,754 or 19% increase are: a) box office income of $3,536,388 attributable to Bells are Ringing which opened March 13, 2001 and ran through June 10, 2001 at Broadway's Plymouth Theatre versus no comparable revenues during NM0, offset by b) a reduction in box office receipts from our production of Dinner with Friends at the Variety Arts Theatre, off-Broadway, from $4,259,667 during NM0 to $1,425,097 for NM1, a decline of $2,834,570 or 66%, and c) a related decrease of $116,396 or 79% in royalties and other income attributable to that production.

On May 27, 2001, after completing 20 months of continuous performance, our production of Dinner with Friends was closed. In addition, our revival of Bells are Ringing was achieving only moderate market acceptance and closed on June 10, 2001. The closure of Bells are Ringing taken together with the completion of Dinner with Friends' successful New York production materially affected our operations and on-going liquidity and is more fully discussed below.

Cost of Revenues and Gross Profit (Loss) - Cost of revenues rose to $11,937,007 during NM1 compared to $3,533,400 for NM0, an increase of $8,403,607 or 238%. The principal components of this increase are: a) amortization of production costs increasing from $173,369 during NM0 to $6,110,973 for NM1; as we use the income forecast method of amortizing production costs, closing Bells are Ringing in June 2001 resulted in the entire $5,881,668 cost of opening this project being expensed in the period, b) theatre production expenses increasing by $2,694,290 or 86%, consistent with the operation of a second play during NM1, net of c) a reduction in development costs of $228,287 or 95% during NM1 due to our decreased focus on seeking new properties. As a result of the foregoing, we experienced a gross loss of $6,712,145 for NM1 compared to a gross profit of $872,708 for NM0.

Expenses and Operating Loss - General and administrative expenses for NM1 were $889,407 compared to $916,428 during NM0 consistent with the wind down of both productions and certain overhead reductions implemented in April and June 2001. Given the significant gross loss from theatrical operations, these moderately decreased administrative expenses increased our loss before minority interest to $7,601,552 for NM1 versus a loss before minority interest of $43,720 in NM0.

Net Loss - Our operating loss before taxes is allocated to our minority interest in both periods in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes, net of any tax benefits that may be applicable to us, is made at statutory rates. The entire tax benefit of $175,000 that had been provided throughout 2000 was written off in March 2001 as its recovery could no longer be assured. The result is a net loss of $3,443,338 for NM1 versus a net loss of $203,703 for NM0. Using the average number of common shares outstanding for each period yields a loss per share of $0.22 during NM1 versus a loss per share of $0.02 for NM0.

Quarters Ended September 30, 2001 and 2000:

Revenues - Total revenues for the third quarter 2001 ("TQ1") were $198,910 compared to $1,288,828 for the second quarter 2000 ("TQ0"). The principal elements of this $1,089,918 or 86% decrease are: a) the box office income of $1,234,854 attributable to Dinner with Friends for TQ0 versus no comparable revenues during TQ1, somewhat offset by b) an increase in royalties and other income of $144,936 or 268% as the Company's productions began to license its productions for performances in other markets. The closure of Dinner with Friends in May 2001 and Bells are Ringing in June 2001 has materially affected our operations and on-going liquidity and is more fully discussed below.

Cost of Revenues and Gross Profit - Cost of revenues declined to $(13,182) during TQ1 compared to $1,073,365 for TQ0, a decrease of $1,086,547 or 101%. The principal components of this decrease are: a) the cessation of theatre production expenses as a result of the closure of both productions in May and June 2001, b) the elimination of development costs during TQ1 due to decreased interest in developing new properties, and c) relief from further amortization of production costs due to the closure of both productions. As a result of the foregoing reductions, we experienced a gross profit of $212,092 for TQ1 compared to a gross profit of $215,463 for TQ0.

Expenses and Operating Loss - General and administrative expenses for TQ1 were $25,762 compared to $313,441 during TQ0 consistent with the cessation of management compensation and other overhead reductions implemented earlier in 2001. After general and administrative expense, our operating income (loss) before minority interest was $186,330 for TQ1 versus $(97,978) in TQ0.

Net Income (Loss) - Operating income (loss) before taxes is allocated to our minority interest in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes (tax benefits accrued during fiscal 2000 were written off in March 2001 as their recovery could no longer be assured) is provided at statutory rates. The result is a net profit of $313,111 for TQ1 versus a net loss of $(65,661) for TQ0. Using the average number of common shares outstanding for each period yields net income (loss) per share of $0.02 for TQ1 versus $(0.01) for TQ0.

Liquidity and Capital Resources

     We develop and commercialize each of our live theatrical projects through sale to accredited buyers of interests in a limited partnership in which we act as the General Partner and Manager. While limited partnerships provide an ideal medium for financing theatrical products, until investors recoup their investment, distributions of management fees and particularly royalties to the general partner are generally marginal. Accordingly, we must maintain sufficient working capital to sustain the expenses of identification, early development, and continuing management of our products.

     During TM1, substantially all of our working capital was provided from short-term borrowings as our private placement of $5,200,000 of limited partnership interests, completed in April 2001, to finance the revival of Bells are Ringing, required virtually all of our resources. The necessity to close Bells are Ringing after it ran only 13 weeks from March 13, 2001 through June 10, 2001, and the accounting for its wind up has resulted in a material reduction in our assets and shareholders' capital accounts.

     Additionally, the closure of Bells are Ringing has left us with a significant amount of delinquent and pressing obligations. Although we still own certain rights to Bells are Ringing and Dinner with Friends, their commercial opportunities in the New York City market have been exhausted for the foreseeable future. We also have an interest in the rights to produce a musical version of Summer of '42, and Fall. Each of these production rights, however, requires significant amounts of capital to exploit.

     We have redirected our business strategy toward providing management services in exchange for fee income and profit participation, and away from underwriting the fundraising needed for production and exploitation of theatrical rights. Consistent with such a shift in strategy, we have adopted an austere plan of administration that ceased all management compensation in April 2001, followed by a series of additional overhead reductions in June, and are pursuing the rescheduling of our maturing notes, payables, and other obligations. In addition, we are actively seeking additional capital through the exchange of debt forgiveness for common stock and the placement of Preferred Stock.

     No assurances can be given that our plan of redirection can be executed in a timely and seamless manner, or that we will achieve meaningful success in our marketplace.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - Neither we nor any of our properties are party to any material legal proceedings, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 2. CHANGES IN SECURITIES - During August 2001, in connection with the resignations of Mitchell Maxwell, Chairman and Victoria Maxwell, Executive Vice President (the "Maxwells"), all of the shares previously owned by the Maxwells were purchased in a private transaction for nominal consideration by an entity owned by Mark Balsam, Chief Executive and Anthony R. Russo, Chief Financial officer. As a result of the foregoing transfer, the ownership interest in the Company controlled by management has remained unchanged.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - As a result of the operating and capital losses sustained in connection with the failure of Bells are Ringing to achieve any commercial success in New York's Broadway venue, we have reported a material reduction in total assets and shareholders' equity (deficiency) between December 31, 2000 and September 30, 2001. Total assets declined from $1,876,098 to $66,074, and Shareholders' equity (deficiency) declined from $1,162,565 to $(2,698,502), respectively.

In August 2001, the Company accepted the resignations of its Chairman, Mitchell Maxwell and his sister Victoria Maxwell, Executive Vice President (the "Maxwells"). The Maxwells' principal responsibilities included development and operation of the Company's live entertainment properties. The Maxwells' former responsibilities have been assumed by Mark Balsam and Anthony R. Russo, the Company's Chief Executive and Chief Financial officers, respectively.

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


MOMENTUM HOLDINGS CORPORATION
[formerly Buffalo Capital VIII, Ltd.]
(Registrant)


Date: November 15, 2001


/s/       Mark Balsam
----------------------------------
Mark Balsam, President
  and Chief Executive Officer


/s/       Anthony R. Russo
----------------------------------
Anthony R. Russo, Vice President
  and Chief Financial Officer