Form 10KSB
period 2001-12-31
MOMENTUM HOLDINGS CORP
filed 2002-04-08
CIK 1047540

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10K-SB

  Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:

                       FISCAL YEAR ENDED DECEMBER 31, 2001

                         Commission File Number: 0-23873

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII, LTD.)
                    (Exact Name of Registrant in its Charter)

             DELAWARE                                     13-4099008
  (State or other Jurisdiction                (IRS Employer Identification No.)
       of Incorporation)

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
 Yes_ X _  No   .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ X ].

Registrant's revenues for its most recent fiscal year:  $5,241,568.

Market value of Common stock, $.001 par, held by non-affiliates at March 15, 2002: $1,019,750.

Shares of Common Stock,  $.001 par,  outstanding  at March 15, 2002:
  18,000,000  SHARES.

Documents incorporated by reference: FORM 8-K DATED FEBRUARY 19, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ X ]  No [   ]

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              6

Item 3.  Legal Proceedings                                                    6

Item 4.  Submissions of Matters to a Vote of Security Holders                 6


                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters             6
19

Item 6.  Management's Discussion and Analysis or Plan of Operation            8

Item 7.   Financial Statements                                              F-1

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                         10

                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   10

Item 10. Executive Compensation                                              11

Item 11. Security Ownership of Certain Beneficial Owners and Management      11

Item 12. Certain Relationships and Related Transactions                      12

Item 13. Exhibits and Reports on Form 8K                                     13

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  THE COMPANY.

         Momentum Holdings Corporation, a Delaware corporation initially formed under the name Momentum Holding Corp. on January 13, 2000 ("Momentum"), is successor to Buffalo Capital VIII, Ltd., a Colorado corporation formed on September 19, 1997 ("Buffalo"). On March 22, 2000, Buffalo acquired all of the issued and outstanding capital stock of Momentum Productions, Inc., a New York corporation formed on February 23, 1999 ("MPI"), which was engaged in the business of developing and producing live theatrical properties.

         On June 21, 2000 the shareholders of Buffalo approved the merger of Buffalo with and into Momentum, which was at the time a newly formed subsidiary of MPI. The merger was effected on July 14, 2000. As a result, the corporate domicile and name of Buffalo were changed to Delaware and Momentum Holdings Corporation, respectively.

         Since its acquisition, MPI and its live theatrical business have sustained increasing losses, which led to Momentum disposing of 100% of its interest in MPI on December 31, 2001. Momentum, including MPI through its disposition on December 31, 2001, is hereinafter referred to as "the Company."

         The Company's address is 36 West 25th Street, Second Floor, New York, NY 10010-2706, and its telephone and facsimile numbers are (212) 414-2700 and
(212) 414-1038, respectively. Our registered agent in the State of Delaware is The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801.

B.  FORMER LIVE THEATRICAL BUSINESS.

OVERVIEW - The Company, through MPI, has been engaged in the development and production of live theatrical properties through December 31, 2001. MPI is the managing general partner of Dinner with Friends, LP and The Supper Club, LP, which has operated the Off-Broadway production of DINNER WITH FRIENDS at the Variety Arts Theatre in New York, NY since November 1999, and began commercializing the North American touring rights relating thereto in November 2000, respectively. MPI is also managing general partner of The Ringing, LP, which produced the revival of BELLS ARE RINGING, at the Plymouth Theatre on Broadway in April 2001. MPI owned the rights to THUNDER KNOCKING AT THE DOOR from 1999 through 2000, and retains the domestic and certain international rights to PLAY ON!, and a musical adaptation of SUMMER OF "42.

A more detailed review of the Company's former live theatrical business by property follows:

"DINNER WITH FRIENDS:" MPI 's rights to DINNER WITH FRIENDS were acquired in 1999 and expire in 2009. The New York off-Broadway production of DINNER WITH FRIENDS was presented by Dinner with Friends, LP, a New York limited partnership in which MPI is managing general partner. In 2000, the touring rights to DINNER WITH FRIENDS were sub-licensed to The Supper, LP, a New York limited partnership in which MPI is also managing general partner.

         The off-Broadway production of DINNER WITH FRIENDS opened at the Variety Arts Theatre in New York in November 1999, won the Pulitzer Prize for Drama in 2000, and after completing eighteen months of continuous performances, closed in May 2001. The national tour of DINNER WITH FRIENDS started in Los Angeles in October followed by Boston in November 2000, and was presented in several other markets throughout 2001. Since May 2001, Dinner with Friends, LP and The Supper Club, LP have experienced a significant decline in revenues.

"PLAY ON!:" MPI's rights to PLAY ON! were acquired in 1999 and expire in 2003. This musical adaptation to Shakespeare's TWELFTH NIGHT is set in 1950's Harlem using the music of Duke Ellington. Although the New York production OF PLAY ON did not meet with commercial success, the Company found some tour market demand for its musical content. In 2000 MPI sub-licensed its rights to Living Arts, Inc., a tour developer. Living Arts, Inc. booked a seven-week run in Washington, DC during late 2000, and has not developed further bookings since.

"BELLS ARE RINGING:" MPI's rights to BELLS ARE RINGING were acquired in 2000 and expire in 2010. The Ringing, LP, a New York limited partnership in which MPI is managing general partner, undertook the revival of this 1950s Broadway hit musical at Broadway's Plymouth Theatre on April 12, 2001, following its preview at the Stamford Center for the Arts, Stamford, CT. After running 13 weeks without achieving sufficient attendance to approach breakeven, the production was closed in June 2001 resulting in a loss of over $7,000,000 to its partners .

"SUMMER OF '42:" MPI acquired the rights to a musical adaptation of SUMMER OF '42 in 2000, which expire in 2002. The planned New York Broadway opening of this beautiful story made popular in a feature film during the 1960s was unable to be produced by MPI following the losses it incurred with the BELLS ARE RINGING project.

"THUNDER KNOCKING AT THE DOOR:" The rights to THUNDER KNOCKING AT THE DOOR were acquired in 1999 and will expire in 2002. The Thunder LP, a New York limited partnership in which MPI was general partner, sub-licensed this musical fable for regional production in San Diego, CA and Stamford,. CT, prior to its planned opening in New York. As "Thunder" attained only moderate audience appeal outside New York, MPI ceased development of this property in June 2000.

In view of the dramatic reduction in revenues from DINNER WITH FRIENDS and PLAY ON!, and the losses incurred in connection with BELLS ARE RINGING and THUNDER KNOCKING AT THE DOOR, MPI was forced to abort further development and production activities. Accordingly, in December 2001, the Company determined it was in its best interest to dispose of MPI and its live entertainment business.

C.  RISK FACTORS ASSOCIATED WITH OUR BUSINESS AND US:

1. NATURE OF THE BUSINESS: The sole business of the Company was the production and sub-licensing of the rights it presently owns or will acquire in the future to certain live theatrical properties. The development and production of live entertainment properties often results in a risk of loss of investment capital that is especially high in comparison with the prospects for any significant long-term profitability.

2. LIMITED OPERATING HISTORY: Except for certain royalties and other passive income, MPI's operations commenced with its opening of DINNER WITH FRIENDS at New York's Variety Arts Theatre in November 1999 and ended with the closure of BELLS ARE RINGING at the Plymouth Theatre in New York on June 10, 2001. The Company's operating history is quite brief and has resulted in a cumulative loss to date. In view of this limited operating history, the Company's prospects for success in seeking to acquire a new business operation must be seriously considered given the widely-known risks, expenses and problems that are frequently encountered by companies in the early phases of their business development.

3. REQUIREMENT FOR ADDITIONAL CAPITAL: The Company's plan to locate and acquire a new business operation is completely dependent upon its ability to obtain the required financing. There can be no assurance that we will be successful in accessing sufficient external capital. Without the capital to acquire and promote a new business activity that generates profitability and investor interest, the Company's future prospects may be adversely affected.

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

         In addition, holders of our common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" adopted by the SEC, which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules. See Item 5 for further discussion of "penny stock rules."

5. RELIANCE ON KEY EMPLOYEES: The Company's viability is substantially dependent upon the performance of its senior management. In particular, our success depends on the continued efforts of Anthony R. Russo and Danny L. Pixler. The loss of either of these two senior individuals could have a materially adverse effect on our plans to rebuild the Company. The Company does not have written employment agreements with its key employees

6. OTHER ACTIVITIES OF OUR OFFICERS AND DIRECTORS: From time to time certain of our directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which we may participate, such directors may have a conflict of interest. In addition, our dependence on directors and officers who devote time to other business interests may create conflicts of interest. The fiduciary obligations of an individual to the other company may conflict with the individual's fiduciary obligations to us and vice versa.

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

7. COMPANY'S ACTIVITIES CONTROLLED BY MIDWEST MERGER MANAGEMENT, LLC ("MIDWEST"): On February 5, 2002, Midwest acquired 12,001,465 shares of the Company's Common Stock from the Company's former officers, directors, and a trust formed for the purpose of taking ownership of MPI and resolving its affairs. As Midwest owns 66.67% of the issued and outstanding shares of Company's common stock, it may materially influence and exercise effective control over the Company's affairs, including but not limited to, the election of directors.

ITEM 2.  DESCRIPTION OF PROPERTY

           We currently sub-lease 300 square feet of office space, located at 36 West 25th Street, Second Floor, New York, NY 10010-2706 rent-free on a month-to-month basis from Dream LLC, a commercial entity controlled by one of the Company's former executives.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any litigation, and have no knowledge of any threatened or pending litigation against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

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

QUARTER END                         LOW BID                    HIGH BID
-----------                         -------                    --------

March 31, 2000                       $2.50                       $5.75
June 30, 2000                         1.50                        5.25
September 30, 2000                    0.75                        1.50
December 31, 2000                     0.17                        0.88


March 31, 2001                        0.19                        0.40
June 30, 2001                         0.09                        0.39
September 30, 2001                    0.05                        0.29
December 31, 2001                     0.03                        0.10


         Since our shares began trading on the NASD over-the-counter Bulletin Board , the prices for our shares have fluctuated widely. There may be many factors that may explain these variations. We believe that such factors include
(a) the demand for our common stock, (b) the number of shares of our common stock available for sale, (c) developments in live entertainment industry, and
(d) changes in the performance of the stock market in general, among others.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A. OPERATIONS TO DATE: Total Revenues for the year ended December 31, 2001 ("2001") were $5,241,568 compared to $6,397,750 for the year ended December 31, 2000 ("2000"). The principal components of this $1,156,182 or 18% decrease in revenues are (a) Box office income attributable to DINNER WITH FRIENDS, which performed continuously in New York throughout 2000, contributing only five months receipts or $1,425,097 to 2001 revenues compared to $5,303,121 of receipts in 2000, partially mitigated by (b) Royalty and other passive income increasing to $279,543 in 2001 versus $181,362 for 2000.

         Cost of revenue rose to $12,098,671 during 2001 compared to $5,312,307 for 2000, an increase of $6,786,364 or 128%. The principal elements of this increase are (a) Theatre production costs rising from $4,785,820 during 2000, to $5,981,773 for 2001, resulting in an increase of $1,195,953 reflecting the addition of BELLS ARE RINGING in 2001, (b) Amortization of production costs soaring from $250,750 in 2000 to $6,110,973 in 2001, resulting in an increase of $5,860,223 due to the write-off associated with the failure of BELLS ARE RINGING, net of (c) Development costs declining from $275,737 in 2000 to $5,925 in 2001, resulting in a cost reduction of $269,812 consistent with the cessation of the search for further theatrical properties.

         As a direct result of the foregoing, gross profit decreased from $1,085,443 in 2000 to $(6,857,103) for 2001, or $7,942,546. This reduction in gross profit was mitigated by (a) the decline of General and administrative expenses from $1,618,529 in 2000 to $877,788 for 2001, resulting in a savings of $740,741, and (b) the Minority interest attributable to our limited partners which increased from $(196,411) in 2000 to $4,332,889 in 2001, or $4,529,300.

          The foregoing analysis supports the Company's loss before taxes of $(729,497) for 2000 compared to $(3,402,002) for 2001, which after provision for income tax expense (benefit), resulted in net income (loss) of $(584,461) for 2000 compared to $(3,578,181) for 2001.

B. PLAN OF OPERATION: As a result of the failure of the Company's live entertainment business to achieve economic viability, the Company sustained a material reduction in total assets and shareholders' equity (deficiency) between January 1, 2001 and December 31, 2001. Additionally, the closure of BELLS ARE RINGING left MPI with a significant amount of delinquent and pressing obligations. Though MPI still retained certain rights to BELLS ARE RINGING and DINNER WITH FRIENDS, their commercial opportunities in the New York market were exhausted. Additionally, its rights to produce SUMMER OF '42, and FALL were also are of marginal value as they would require significant capital to exploit.

         In December 2001, the Company deemed it in its best interest to dispose of MPI and its remaining live theatrical business. Accordingly, on December 31, 2001, the Company entered into an Asset Disposition Agreement with MPI Resolution Trust, which provided for the sale of 100% of the outstanding shares of MPI in exchange for the Trust's assumption of $300,000 of specified liabilities of the Company. For further information respecting this transaction, reference is hereby made to the Company's Report on Form 8-K dated February 19, 2002 and the Audited Financial Statements included herein under Item 7.

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

See Attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following persons are our current directors and executive officers:

NAME              AGE      POSITION HELD                                         TERM
Anthony R. Russo  59       Chief Executive Officer, President and Director     One year

Danny L. Pixler   53       Chief Operating Officer, Treasurer, Secretary,
                                   and Director                                 One year

         Anthony R. Russo, age 59, the Company's President since March 2002 and its Chief Financial Officer and a Director since 2000, has over 30 years experience in project structuring, financing, and oversight. During the last 25 years he was Chief Executive of a dietary supplement firm he co-founded, Chief Executive of a diversified financial services firm he reorganized and placed on Nasdaq, and an active Director and Chairman of the audit committee of an Amex listed consumer electronics firm. His first five years in business were spent practicing public accounting with the New York City office of Arthur Andersen.

         Danny L. Pixler, age 53, Vice President and Director of the Company since March 2002, has served as President, CEO and Director of Logistics Management Resources, Inc. since 1995, as President of Joseph Land Group from 1993 through 1994, and as President of Apple Lines, Inc. from 1989 through 1992. From 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc.

         All of our directors and officers are elected annually to serve for one year or until their successors are duly elected and qualified.

         We currently have two part-time personnel and are supported to the extent required by outside consultants. Compensation levels are, and will continue to be, commensurate with industry standards with incentive programs extended to the key personnel.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation of the named executive officers and directors from January 1, 2000 through December 31, 2001:

                                                                                                  LONG TERM COMPENSATION
                                                                                                  ----------------------
                                                 ANNUAL COMPENSATION                        AWARDS              PAYMENTS
                                                 -------------------                        ------              --------
NAME AND POSITION                          YEAR       SALARY        BONUSES             OTHER   STOCK OPTIONS  LTIP        OTHER
-----------------                          ----       ------        -------             -----   ----- -------  ------     --------

Mitchell Maxwell,
Chairman through                           2000      $172,500       $20,000               --      --      --      --      --      --
June 2001                                  2001        74,000            --               --      --      --      --      --      --

Mark Balsam,
CEO, President, and

Director through                           2000       172,500        20,000               --      --      --      --      --      --
February 2002                              2001        82,500            --               --      --      --      --      --      --

Anthony R. Russo,
CFO, Treasurer and
Secretary through
February 2002,                             2000        27,500       100,000               --      --      --      --      --      --
CEO and Director                           2001        27,500            --               --      --      --      --      --      --

Victoria Maxwell

EVP through                                2000        57,500        10,000               --      --      --      --      --      --
June 2001                                  2001        27,500            --               --      --      --      --      --      --


                                           2000      $430,000      $150,000               --      --      --      --      --      --
Totals                                     2001      $211,500      $     --               --      --      --      --      --      --


         No additional payments were made to our officers and directors for the two-year period ending December 31, 2001. The Company does not have any employee stock option or other compensatory plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 2001 for (1) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock, (2) each of the current directors and officers; and
(3) all current directors and officers as a group.


                                                  Shares of                     Approximate Percent
Name of                                           Common Stock                  of Common Shares
Beneficial Owner                                  Beneficially Owned            Issued and Outstanding

Directors and Officers:

         Mark Balsam (through Feb 2002)
         36 West 25th Street, 2nd Floor
         New York, NY  10010-2706                             - (A)                     0.0%

         Anthony R. Russo
         36 West 25th Street, 2nd Floor

         New York, NY  10010-2706                             - (A)                     0.0%

         Danny L. Pixler (since Feb 2002)
         10602 Timberwood Circle, # 9
         Louisville, KY  40223                                -                         0.0%

5% Stockholders:

         MPI Resolution Trust
         36 West 25th Street, 2nd Floor

         New York, NY  10010-2706                         12,001,465 (A)                66.7%



Officers and directors as a group (two persons)             -          (A)              00.0%
                                                      ================                 ======

----------------------------

     (A) During October 2001, Balsam and Russo, respectively, contributed 3,596,041 and 3,197,215 common shares that they owned directly or beneficially to MPI Resolution Trust, a New York irrevocable trust ("MPIT"), which was formed by Balsam and Russo to receive the 4,178,041 common shares obtained from Mitchell Maxwell and Victoria Maxwell in connection with their respective resignations as Chairman and Executive Vice President in June 2001. In December 2001, MCT acquired 2,615,215 common shares from certain of the Company's former shareholders in exchange for $100,000 due upon MPIT's sale of its "control " position of the Company. At December 31, 2001, MPIT owned 12,001,465 shares or 66.7 percent of the Company's common stock outstanding.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The senior management of the Company accepted the resignation of the two executives that operated MPI. In connection with such resignations, 100% of the Company shares they owned were contributed to a Trust in contemplation of their use in resolving the Company's affairs. The Trust is a New York irrevocable trust to which the Company's two remaining executives agreed to contribute 100% of their ownership in the Company, to act as Trustees, and to perform such services as necessary to resolve the Company's affairs without compensation. The sole beneficiaries of the Trust are, in order of priority, the taxing authorities to which MPI has payroll withholding tax liabilities, the Trustees for indemnification of claims that may arise from their good faith guarantees of Company obligations, and any person the Trustees deem to have made a valuable contribution to the accomplishment of the Trust's purpose. .

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8K.

     (A)  EXHIBITS: None

     (B) REPORTS ON FORM 8K: A change in control of the registrant, including the disposition of MPI that was a material precondition thereto, was reported on Form 8K dated March 19, 2002.




                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 4, 2002               Momentum Holdings Corporation

                                       By: /s/
                                       Anthony R Russo
                                       Chief Executive Officer, President,
                                       and Director


                                       By: /s/
                                       Danny L. Pixler
                                       Chief Operating Officer, Vice President,
                                       and Director

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                          MOMENTUM HOLDINGS CORPORATION

                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                    -----------------------------------------



                                    CONTENTS

                                   -----------



                                                                                               PAGE

Independent auditors' report                                                                     1

Financial statements:

   Consolidated balance sheets                                                                   2

   Consolidated statements of operations and retained earnings (deficit)                         3

   Consolidated statements of stockholders' equity                                              4-5

   Consolidated statements of cash flows                                                        6-7

   Notes to consolidated financial statements                                                  8-16


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Momentum Holdings Corporation
36 West 25th Street

New York, New York 10001

We have audited the accompanying consolidated balance sheets of Momentum Holdings Corporation (formerly Buffalo Capital VIII LTD.) as of December 31, 2001 and 2000 and the related consolidated statements of operations and retained earnings (deficit), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Holdings Corporation as of December 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.



White Plains, New York
February 5, 2002

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                          -----------------------------


                                                              2001               2000
                                                             -----------    -----------
A S S E T S

Current assets:
   Cash and cash equivalents                                 $        41    $   249,497
   Accounts receivable                                                --         76,501
   Loan receivable - related party                                    --         29,290
   Prepaid expenses                                                   --         27,646
                                                             -----------    -----------

                Total current assets                                  41        382,934
Theatre production costs, net of accumulated
   amortization of $343,898 in 2000                                   --      1,129,529
Theatrical productions in development                                 --         27,275
Deposits                                                              --        161,360
Deferred income taxes                                                 --        175,000
                                                             -----------    -----------
                Total assets                                 $        41    $ 1,876,098
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loans payable$                                                     --    $   114,000
   Accounts payable and accrued expenses                              --        179,278
   Accounts payable and accrued expenses - related party              --        170,255
                                                             -----------    -----------

                Total current liabilities                             --        463,533

Loans payable                                                         --        250,000
                                                             -----------    -----------

                Total liabilities                                     --        713,533
                                                             -----------    -----------

Stockholders' equity:
   Preferred stock                                                    --             --
   Common stock                                                   18,000         11,704
   Additional paid in capital                                  4,143,684        687,495
   Retained earnings (deficit)                                (4,161,643)      (583,462)
   Minority interest                                                  --      1,046,828
                                                             -----------    -----------

                Total stockholders' equity                            41      1,162,565
                                                             -----------    -----------

                Total liabilities and stockholders' equity   $        41    $ 1,876,098
                                                             ===========    ===========

                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   -------------------------------------------


                                                                   2001               2000
                                                              -------------       -------------
Revenue:
   Box office income                                          $   4,962,025        $  6,216,388
   Royalties and other income                                       279,543             181,362
                                                              -------------        ------------
                Total revenue                                     5,241,568           6,397,750
                                                              -------------        ------------

Costs of revenue:
   Theatre production expenses                                    5,981,773           4,785,820
   Development costs                                                  5,925             275,737
   Amortization of production costs                               6,110,973             250,750
                                                              -------------        ------------
                Total costs of revenue                           12,098,671           5,312,307
                                                              -------------        ------------

Gross profit (loss)                                              (6,857,103)          1,085,443

General and administrative expenses                                 877,788           1,618,529
                                                              -------------        ------------

Operating loss before minority interest                          (7,734,891)           (533,086)

Minority interest                                                 4,332,889            (196,411)
                                                              -------------        ------------

Loss before taxes                                                (3,402,002)           (729,497)
                                                              -------------        ------------

Income tax expense (benefit):
   Current                                                            1,179              29,964
   Deferred                                                         175,000            (175,000)
                                                              -------------        ------------

                                                                    176,179            (145,036)
                                                              -------------        ------------

Net loss                                                         (3,578,181)           (584,461)

Retained earnings (deficit), beginning of year                     (583,462)                999
                                                              -------------        ------------

Retained earnings (deficit), end of year                      $  (4,161,643)       $   (583,462)
                                                              ==============       =============

Loss per share - basic                                        $        (.22)       $       (.05)
                                                              ==============       =============

Loss per share - diluted                                      $        (.22)       $       (.05)
                                                              ==============       =============

Weighted average shares outstanding - basic                       16,169,538         11,440,038
                                                              ==============       ============

Weighted average shares outstanding - diluted                     16,169,538         11,440,038
                                                              ==============       ============


                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   -------------------------------------------


                                  Preferred           Common Stock, .001
                              Stock, .01 Par Value   Par Value; 50,000,000
                             10,000,000 Authorized    Shares Authorized                                     Retained      Total
                             ---------------------    -------------------  Additional        Minority        Earnings  Stockholders'
                              Shares     Amount      Shares      Amount   Paid in Capital    Interest       (Deficit)      Equity
                              ------     ------      ------      ------   ---------------    --------       ---------      ------

Balance, December 31, 1999      --   $        --    11,000,000   $       4   $       --    $   567,995   $       999    $   568,998

Acquisition of Buffalo
  Capital VIII, LTD.:
     Merger                                                 --          (4)           4             --            --             --
     Recapitalization           --            --            --      11,000      (11,000)            --            --             --

Proceeds from
  sale of shares,
  net of stock
  issuance costs                --            --       704,500         704      698,491             --            --        699,195

Minority interest
  capitalization,
   net                          --            --            --          --           --        282,422            --        282,422

Minority interest -
  allocated income              --             --           --          --           --        196,411            --        196,411

Net loss, year ended
   December 31, 2000            --            --            --          --           --             --      (584,461)      (584,461)
                             -----   -----------   -----------   ---------   ----------    -----------   -----------    -----------


Balance, December 31, 2000      --   $        --    11,704,500   $  11,704   $  687,495    $ 1,046,828   $  (583,462)   $ 1,162,565
                             =====   ===========   ===========   =========   ==========    ===========   ===========    ===========





                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (CONCLUDED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------

                                  Preferred           Common Stock, .001
                              Stock, .01 Par Value   Par Value; 50,000,000
                             10,000,000 Authorized    Shares Authorized                                     Retained      Total
                             ---------------------    -------------------  Additional        Minority        Earnings  Stockholders'
                              Shares     Amount      Shares      Amount   Paid in Capital    Interest       (Deficit)      Equity
                              ------     ------      ------      ------   ---------------    --------       ---------      ------
Balance, December 31, 2000        --    $     --   11,704,500   $ 11,704   $   687,495   $ 1,046,828    $  (583,462)   $ 1,162,565

Issuance of shares in
 cancellation of debt:
     Third parties                --          --    2,000,000      2,000        78,000            --             --         80,000
     Related parties              --          --    3,750,000      3,750       146,250            --             --        150,000

Proceeds from sale
 of preferred
   shares, net of
   issuance costs            350,000       3,500           --         --       311,499            --             --        314,999

Minority interest
  capitalization, net             --          --           --         --            --     3,372,115             --      3,372,115

Minority interest -
  allocated loss                  --          --           --         --            --    (4,332,889)            --     (4,332,889)

Exchange of preferred
 shares for common stock    (350,000)     (3,500)     270,000        270         3,230            --             --             --

Issuance of shares
  in exchange
  for professional
  servicesperformed               --          --      275,500        276         2,479            --             --          2,755

Disposition of MPI                --          --           --         --     2,914,731       (86,054)            --      2,828,677

Net loss, year ended
 December  31, 2001               --          --           --         --            --            --     (3,578,181)    (3,578,181)
                            --------    --------   ----------   --------   -----------   -----------    -----------    -----------

Balance, December 31, 2001        --    $     --   18,000,000   $ 18,000   $ 4,143,684   $(4,161,643)   $        --             41
                            ========    ========   ==========   ========   ===========   ===========    ===========    ===========

                                        See notes to financial statements.


                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


                                                                          2001               2000
                                                                     -------------       -------------
Cash provided by (used in):
   Operating activities:
     Cash received from customers                                    $   5,318,069        $  6,389,582
     Cash paid to suppliers                                             (5,310,625)         (6,529,097)
     Income taxes paid                                                      (1,179)                 -
                                                                     -------------        ------------

         Net cash provided by (used in) operating activities                 6,265            (139,515)
                                                                     -------------        ------------

   Investing activities:
     Purchase of theatrical rights                                             -               (22,212)
     Theater productions in development                                 (4,954,169)           (998,184)
                                                                     -------------        ------------

         Net cash used in investing activities                          (4,954,169)         (1,020,396)
                                                                     -------------        ------------

   Financing activities:
     Proceeds from issuance of common stock                                     -              699,195
     Advances from (repayments to) related party                          (243,710)             30,710
     Proceeds from loans                                                 1,272,207             350,000
     Repayment of loans                                                        -               (60,000)
     Proceeds from issuance of preferred stock, net                        314,999                  -
     Disposition of MPI subsidiary                                         (17,163)                 -
     Repayments to stockholder                                                 -                (8,850)
     Minority interest capitalization, net                               3,372,115             282,422
                                                                     -------------        ------------

         Net cash provided by financing activities                       4,698,448           1,293,477
                                                                     -------------        ------------

Net increase (decrease) in cash                                           (249,456)            133,566

Cash and cash equivalents, beginning of year                               249,497             115,931
                                                                     -------------        ------------

Cash and cash equivalents, end of year                               $          41        $    249,497
                                                                     =============        ============

                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                    -----------------------------------------


                                                                                  2001               2000
                                                                             -------------       -------------
Reconciliation of net loss to net cash provided by (used in) operating activities:

         Net loss                                                             $ (3,578,181)       $   (584,461)
                                                                              ------------        ------------

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Amortization                                                                6,110,973             250,750
     Minority interest                                                          (4,332,889)            196,411
     Deferred income taxes                                                         175,000            (175,000)
     Issuance of common stock for professional services                              2,755                  -

     Changes in assets (increase):
       Accounts receivable                                                          76,501             (10,331)
       Prepaid expenses                                                             27,646              (2,646)
       Deposits                                                                    161,360            (104,882)

     Changes in liabilities increase:
       Accounts payable and accrued expenses                                     1,383,355             120,389
       Accounts payable and accrued expenses - related party                       (20,255)            170,255
                                                                              ------------        ------------

         Total adjustments                                                       3,584,446             444,946
                                                                              ------------        ------------

         Net cash provided by (used in) operating activities                  $      6,265        $   (139,515)
                                                                              ============        =============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:

During the year ended December 31, 2000, the Company completed a reverse acquisition of Buffalo Capital VIII LTD., resulting in a total of 11,000,000 shares of common stock outstanding after this transaction.

During the year ended December 31, 2001, the Company issued 5,750,000 shares of its common stock in exchange for cancellation of delinquent obligations of $230,000, exchanged 350,000 shares of preferred stock for 270,000 shares of common stock, and issued 275,500 shares of common stock for professional services with a fair value of $2,755, resulting in a total of 18,000,000 shares of common stock outstanding at year end.

During December 2001, the Company disposed 100% of its interest in its entertainment subsidiary to a trust, formed for the purpose of resolving that subsidiary's affairs. The non-cash portion of this transaction totaled $2,931,894.

                       See notes to financial statements.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(1)    PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS:

       The consolidated financial statements include the accounts of Momentum Holdings Corporation "MHC", a Delaware corporation formed January 2000, and through December 31, 2001, its wholly owned subsidiary Momentum Productions, Inc., and the entertainment limited partnerships in which it acts as a general partner, Dinner With Friends, L.P., The Supper, L.P., The Ringing, L.P. and The Thunder, L.P., collectively "MPI". As MHC disposed of its interest in MPI during December 2001, the accompanying consolidating balance sheet at December 31, 2001, includes the accounts of only MHC, the "Company". All material intercompany accounts and transactions have been eliminated in consolidation.

       MPI, a New York Corporation formed in February 1999, was merged into the Company during June 2000. Prior to the merger, MPI was acquired by Buffalo Capital VIII, LTD. in a transaction accounted for as a reverse acquisition (Note 9A). This entity was engaged in the development of vertically integrated entertainment businesses including, but not limited to, theatre management and development, production and promotion of theatrical and ancillary rights for musicals, plays and films. The entertainment properties of MPI were generally financed through partnerships in which it owned a general and often a limited interest.

       Dinner With Friends, L.P., a New York partnership formed May 1999, in which MPI is managing general partner. This entity operated the production of Dinner With Friends at the Variety Arts Theatre, Off-Broadway in New York, NY that performed from October 1999 through May 2001 and continues to receive certain royalty income.

       The Supper, L.P., is a New York partnership formed July 2000, in which MPI is managing general partner. This entity operates the touring production of Dinner With Friends which performed in Boston, MA during November 2000 and appeared in other touring markets during 2001.

       The Ringing L.P., is a New York partnership formed May 2000, in which MPI is managing general partner. In April 2000, this entity launched a Broadway production of Bells Are Ringing, a revival of a 1950's hit musical. The production was unable to develop sufficient audience share and, after running 13 weeks through June 2001 was closed, resulting in a loss of approximately $7,000,000.

       The Thunder, L.P.'s New York partnership formed January 2000, in which MPI acted as managing general partner. This entity developed the regional production of Thunder Knocking On The Door which was not well received by its audience. This partnership was dissolved during the year ended December 31, 2000.

       In December 2001, the Company determined it was in its best interest to dispose of MPI and its entertainment partnerships. Accordingly, on December 31, 2001, the Company entered into an Asset Disposition Agreement with MPI Resolution Trust, a New York trust formed to resolve MPI's affairs, that provided for the transfer of 100% of the outstanding shares of MPI in exchange for the Trust's assumption of specified liabilities of the Company aggregating approximately $300,000. As MPI's liabilities exceeded its assets, the disposition resulted in an aggregate increase to additional paid-in capital of $2,914,731 (see Note 9(E)).

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       (A)      REVENUE RECOGNITION:

                Fees for management services rendered, including amounts in consideration for facilities provided, are recognized in the period earned. Royalties are recognized in the period to which they relate. Costs are recognized as incurred.

       (B)      CASH AND CASH EQUIVALENTS:

                The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

       (C)      THEATRICAL PRODUCTIONS IN DEVELOPMENT:

                The entertainment projects the Company invests in are generally financed through limited partnership structures in which the Company will own a general and often a limited interest. These are recorded at the lower of cost or estimated realizable value.

       (D)      PRODUCTION COSTS:

                Production costs are capitalized at cost and are being amortized over the estimated lives of the theatrical productions using the income forecast method.

       (E)      ADVERTISING COSTS:

                Advertising costs are charged to operations when the advertising first takes place. Advertising expenses, included in the accompanying financial statement caption "theatre production expenses", are approximately $874,000 and $1,275,000 for the years ended December 31, 2001 and 2000, respectively.

       (F)      INCOME TAXES:

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

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D:

       (G)      LOSS PER SHARE:

                Loss per share-basic is computed based on the weighted average number of shares of common stock outstanding. Loss per share-dilutive reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed similarly to "fully diluted" loss per share that was reported under previous accounting standards. Dilutive potential common shares do not have a significant dilutive effect. All per share data retroactively reflects the effect of the reverse acquisition (see Note 9(A)).

       (H)      USE OF ESTIMATES:

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

(3)    THEATRE PRODUCTION COSTS:


                                                                                  2001               2000
                                                                             -------------       -------------

       Dinner with Friends - Off-Broadway, New York, NY                       $    475,243        $    475,243
       Dinner with Friends - Touring company                                        97,960              97,960
       Bells are Ringing - Broadway, New York, NY                                5,881,668             900,224
                                                                              ------------        ------------

                  Total production costs                                         6,454,871           1,473,427

       Less accumulated amortization                                             6,454,871             343,898
                                                                              ------------        ------------

                  Theatre production costs, net                               $         -         $  1,129,529
                                                                              ============        ============

       For the years ended December 31, 2001 and 2000, the Company amortized $6,110,973 and $250,750, respectively, of production costs.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(4)    RELATED PARTY TRANSACTIONS:

       (A)      FORMATION OF MPI RESOLUTION TRUST (THE "TRUST"):

                During August 2001, the Company accepted the resignation of the two executives that operated MPI. In connection with their resignation, 100% of the Company shares they owned were contributed to a Trust in contemplation of their use in resolving the Company's business affairs. The Trust is a New York irrevocable trust to which the Company's two remaining executives agreed to contribute 100% of their ownership in the Company, to act as Trustees, and to perform such services as necessary to resolve the Company's affairs without compensation. The sole beneficiaries of the Trust are in order of priority: the taxing authorities to which MPI has payroll withholding tax liabilities, the Trustees for indemnification of claims that may arise from their good faith guarantees of any of the Company's business obligations, and any person the Trustees deem to have made a valuable contribution to the accomplishment of the Trust's purpose.

                On February 5, 2002, the Trust delivered 12,001,465 shares or 66.7% of the Company's stock to Midwest Merger Management, LLC in exchange for $250,000 in cash, notes and common stock.

       (B)      OVERHEAD EXPENSE:

                For the years ended December 31, 2001 and 2000, the Company incurred approximately $261,500 and $634,000, respectively, of overhead costs, which consist of management fees, and reimbursements to a related entity for approximately one-half of its expenses for the following: rent, utilities, postage, office and telephone.

                At December 31, 2001, these related parties are owed $-0- by the Company.

       (C)      LOAN RECEIVABLE - RELATED PARTY:

                At December 31, 2000, the Company was owed $29,290 from an entity owned by one of the Company's executives. This loan was non-interest bearing with no stated maturity and was written-off in connection with that executive's resignation during August 2001.

       (D)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTY:

                At December 31, 2000, the Company has an outstanding accounts payable balance of $170,255 to an entity owned by one of the Company's executives.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(5)    INVESTMENTS:

       The Company owns the following unconsolidated entertainment interests at December 31, 2000:

       Fall                                                                                       $   5,225
       Hole in the Head                                                                               2,500
       Play On                                                                                           16
       Summer of '42                                                                                 19,533
       Spin the Bottle, L.P.                                                                              1
                                                                                                  ---------

                                                                                                  $  27,275
                                                                                                  =========


       Losses on the development of entertainment products recognized for the years ended December 31, 2001 and 2000 totaled $5,925 and $275,737, respectively. A substantial portion of the 2000 loss was associated with the dissolution of The Thunder L.P.

(6)    LOANS PAYABLE:

       At December 31, 2000, the Company was indebted to individuals for loans amounting to $364,000 as follows:

       Advances from an individual, with no stated interest rate or
       maturity date                                                                             $   14,000

       Loan from an individual, with interest at 12% per annum
       due May 2002, guaranteed by two executives of the
       Company                                                                                       250,000

       Loan from an individual, with interest at 10%, due on demand                                  100,000
                                                                                                   ----------

                                                                                                     364,000

       Current portion                                                                               114,000
                                                                                                   ----------


                                                                                                  $  250,000
                                                                                                   ==========

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


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

(8)    INCOME TAXES:

       The components of income tax expense (benefit) are as follows:

                               2001          2000
                            ---------    ---------
Current

   Federal                  $      --    $      --
   State and local              1,179       29,964
                            ---------    ---------

                                1,179       29,964
                            ---------    ---------

Deferred

   Federal                    107,000     (107,000)
   State and local             68,000      (68,000)
                            ---------    ---------

                              175,000     (175,000)
                            ---------    ---------

                    Total   $ 176,179    $(145,036)
                            =========    =========

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   -------------------------------------------


(8)    INCOME TAXES - CONT'D:

        A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

                                                                                               2001           2000
                                                                                          -----------     -----------

       Statutory federal income tax rate (benefit)                                                (34)%           (34)%
       State and local taxes (benefit), net of federal tax benefit                                 (8)             (8)
       Effect of graduated rates                                                                   --              --
       Valuation allowance                                                                         42              23
                                                                                          -----------     -----------


                                                                                                    -%            (19)%
                                                                                          ===========     ===========


       The details of deferred tax assets and liabilities are as follows:

                                                                                              2001            2000
                                                                                          -----------     -----------
       Deferred income tax assets:
         Net operating loss carryforward                                                  $   600,000     $   350,000
         Valuation allowance                                                                 (600,000)       (175,000)
                                                                                          -----------     -----------

                   Deferred income tax asset, net                                                  --         175,000

       Deferred income tax liabilities                                                             --              --
                                                                                          -----------     -----------

                   Deferred income tax asset, net                                         $        --     $   175,000
                                                                                          ===========     ===========



       During the year ended December 31, 2001, the valuation allowance relating to deferred income tax assets increased $425,000 from $175,000 at December 31, 2000.

       At December 31, 2001, the Company has a net operating loss carryfoward of approximately $1,300,000 through 2015.

(9)    STOCKHOLDERS' EQUITY:

       (A)      REVERSE ACQUISITION:

                MPI completed a merger with Buffalo Capital VIII, Ltd. ("Buffalo") during March 2000. Buffalo acquired 100% of the outstanding stock of the Company in exchange for approximately 82.9% of its outstanding stock. This merger was accounted for as a reverse acquisition since the shareholders of the Company have control of Buffalo after the merger. In connection with this transaction, the Company's shareholders returned 9,470,000 common shares to authorized and unissued, and cancelled the Class A and Class B warrants outstanding, and the Company issued 9,120,000 new shares to the former shareholders of MPI. Upon completion of the foregoing, the Company had a total of 11,000,000 common shares outstanding, of which the former owners of MPI held 82.9%.

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(9)    STOCKHOLDERS' EQUITY - CONT'D:

       (B)      RECAPITALIZATION:

                In June 2000, the Company was merged into its Delaware subsidiary and renamed the surviving entity Momentum Holdings Corporation. The principal effects of the merger were to more closely align the Company's identity with its operating business, change its domicile from Colorado to Delaware, and to restate the par values for its Preferred and Common Shares to $.01 and $.001, respectively. In addition, the number of Common Shares authorized was reduced from 100,000,000 to 50,000,000, without changing the number of Preferred shares authorized of 10,000,000. The Company's capital accounts have been restated to give effect to this recapitalization.

       (C)      ISSUANCE OF COMMON STOCK:

                During March 2001, the Company issued 5,750,000 common shares at $0.04 per share, in cancellation of $230,000 in liabilities. In December 2001, the Company issued 270,000 common shares in exchange for cancellation of the 350,000 preferred shares issued in May 2001, and additional 275,500 common shares at $0.01 per share, for professional fees rendered.

                During 2000 the Company issued 704,500 of common stock at a price of $1.00 per share.

       (D)      PREFERRED STOCK:

                In May 2001, the Company issued 350,000 preferred shares in exchange for $350,000. During December 2001, the preferred shares were cancelled in exchange for 270,000 shares of common stock.

       (E)      DISPOSITION OF MPI:

                During 2001, the Company's Board of Directors determined that it was in the Company's best interest to dispose of MPI and its entertainment projects. Accordingly, on December 31, 2001, pursuant to an Asset Disposition Agreement, the Company transferred 100% of the outstanding shares of MPI to a trust formed for the purpose of resolving the subsidiary's affairs. The net liabilities transferred pursuant to this agreement include delinquent obligations, fiduciary withholdings applicable to payroll taxes and related taxes, are as follows:

                          MOMENTUM HOLDINGS CORPORATION
                      (FORMERLY BUFFALO CAPITAL VIII LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(9)    STOCKHOLDERS' EQUITY - CONT'D:

       (E)      DISPOSITION OF MPI - CONT'D:

                      Liabilities of MPI:
                         Accounts payable and accrued
                           expenses                                $     542,633
                         Accrued payroll taxes and related
                           expenses                                      900,000
                         Notes payable                                   835,638
                         Notes payable - related parties                 290,569
                         Minority interest                                86,054
                                                                   -------------

                             Total MPI liabilities                     2,654,894
                                                                   -------------

                      Assets of MPI:
                         Cash                                             17,163
                         Loan receivable - related party                  23,000
                         Production costs, net                                -
                                                                   -------------

                             Total MPI assets                             40,163
                                                                   -------------

                             MPI liabilities in excess of assets       2,614,731

                             MHC liabilities assumed                     300,000
                                                                   -------------

                             Liabilities transferred, net          $   2,914,731
                                                                   =============

                The net liabilities that the Company was relieved of as a result of the foregoing disposition have been recognized in the accompanying financial statements as an increase to additional paid in capital at December 31, 2001.

(10)   MULTIEMPLOYER PENSION PLANS:

       MPI made contributions during the periods ended December 31, 2001 and 2000, to multiemployer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The amounts attributable to the pension portion of the contributions is not readily available. However, in the event of plan terminations or MPI withdrawal from the plans, MPI may be liable for a portion of the plans' unfunded vested benefits, the amounts of which, if any, have not been determined.