Form 10QSB
period 2002-03-31
MOMENTUM HOLDINGS CORP
filed 2002-05-20
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

  [X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

  [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to
          ______________________.


                           Commission File No: 0-23873


                          MOMENTUM HOLDINGS CORPORATION
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

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001par value, 180,000 shares at April 30, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  NO [X]

                          MOMENTUM HOLDINGS CORPORATION

                   Form 10-QSB - Quarter Ended March 31, 2002

                                      INDEX

                                                                                                                   Page

PART I   FINANCIAL INFORMATION........................................................................................2

Item 1.           Financial Statements................................................................................2
                  Condensed Consolidated Balance Sheets at March 31, 2002 and
                     December 31, 2001................................................................................3
                  Condensed Consolidated Statements of Operations for the Three Months
                     Ended March 31, 2002 and March 31, 2001..........................................................4
                  Condensed Consolidated Statements of Stockholders' Equity (Deficiency) for the
                           Three Months Ended March 31, 2002 and March 31, 2001.......................................5
                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                     March 31, 2002 and March 31, 2001................................................................6
                  Notes to Condensed Consolidated Financial Statements................................................8
Item 2.           Management's Discussion and Analysis................................................................9

PART II  OTHER INFORMATION...........................................................................................10

Item 1.           Legal Proceedings..................................................................................10
Item 2.           Changes in Securities..............................................................................10
Item 3.           Defaults Upon Senior Securities....................................................................10
Item 4.           Submission of Matters to a Vote of Security Holders................................................11
Item 5.           Other Information..................................................................................11
Item 6.           Exhibits and Reports on Form 8-K...................................................................11

                  SIGNATURE PAGE.....................................................................................11

                  EXHIBITS.......................................................................................... 12


____________________


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



     The unaudited condensed consolidated financial statements of registrant as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                          MOMENTUM HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31,
                                                 2002      December 31,
                                              (unaudited)    2001
                                           -----------    -----------
ASSETS

Current assets:
     Cash                                  $       100    $        41
                                           -----------    -----------
               Total current assets                100             41
                                           ===========    ===========
                Total assets               $       100    $        41



STOCKHOLDERS' EQUITY

Stockholders' equity:
     Preferred stock                       $      --      $        --
     Common stock                                  180            180
     Additional paid-in capital              4,176,504      4,161,504
     Retained earnings                      (4,176,584)    (4,161,643)
                                           -----------    -----------
              Total stockholders' equity   $       100    $        41
                                           ===========    ===========


      See accompanying Notes to Condensed Consolidated Financial Statements




                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                     2002          2001
                                                     ----          ----

Revenue:
    Box office income                        $        --    $ 1,880,814
    Royalties and other income                        --         34,882
                                                 --------    -----------
                     Total revenue                    --      1,915,696
                                                 --------    -----------
Costs of revenue:
    Theatre production expenses                       --      2,394,639
    Development costs                                 --          5,928
    Amortization of production costs                  --      5,644,060
                                                 --------    -----------
                     Total cost of revenue            --      8,044,627
                                                 --------    -----------

Gross loss                                            --     (6,128,931)

General and administrative expenses               14,841        540,681
                                                 --------    -----------

Operating loss before
    minority                                     (14,841)    (6,669,612)
interest
Minority interest                                     --      3,504,495
                                                 --------    -----------
Loss before taxes                                (14,841)    (3,165,117)
                                                 --------    -----------
Income tax expense:
    Current                                          100            770
    Deferred                                          --        175,000
                                                 --------    -----------
                                                     100        175,770

Net loss                                     $   (14,941)   $(3,340,887)
                                                 ========    ===========

Loss per share - basic and diluted           $     (0.08)   $    (25.48)
                                                 ========    ===========
Weighted average shares outstanding -
    basic and diluted                            180,000        131,142
                                                 ========    ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.





                          MOMENTUM HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Unaudited

                                                                                                                        Total
                            Preferred stock,           Common           Additional      Retained                    stockholders'
                            $0.01 par value            stock             paid-in       earnings       Minority        equity
                             Shares   Amount     Shares      Amount       capital       (deficit)      interest     (deficiency)
                             ------   ------     ------      ------       -------       ---------      --------     ------------

Balance, January 1, 2001       --   $   --    11,704,500    $    11,704    $   687,495   $  (583,462)   $ 1,046,828    $ 1,162,565
Effect of 1:100 Reverse
Split of Common Stock          --       --   (11,587,455)       (11,587)        11,587            --             --             --
                           ------   ------   -----------    -----------    -----------   -----------    -----------    -----------
January 1, 2001, restated      --       --       117,045            117        699,082      (583,462)     1,046,828      1,162,565

Issuance of shares in
cancellation of debt -
      Third parties            --       --        20,000             20         79,980            --             --         80,000
      Related parties          --       --        37,500             37        149,963            --             --        150,000

Minority interest -
   Change in capital, net      --       --            --             --             --            --      2,760,000      2,760,000
   Share of period results     --       --            --             --             --            --     (3,504,495)    (3,504,495)

Net loss                       --       --            --             --             --    (3,340,887)            --     (3,340,887)
                           ------   ------   -----------    -----------    -----------   -----------    -----------    -----------
Balance, March 31, 2001,
Restated                       --   $   --       174,545    $       174    $   929,025   $(3,924,349)   $   302,333    $(2,692,817)
                           ======   ======   ===========    ===========    ===========   ===========    ===========    ===========
Balance, January 1, 2002       --   $   --    18,000,000    $    18,000    $ 4,143,684   $(4,161,643)   $        --    $        41
Effect of 1:100 Reverse
Split of Common Stock          --       --   (17,820,000)       (17,820)        17,820            --             --             --
                           ------   ------   -----------    -----------    -----------   -----------    -----------    -----------
January 1, 2002, restated      --       --       180,000            180      4,161,504    (4,161,643)            --             41

Contribution by MMM            --       --            --             --         15,000            --             --         15,000

Net loss                       --       --            --             --             --       (14,941)            --        (14,941)
                           ------   ------   -----------    -----------    -----------   -----------    -----------    -----------
Balance, March 31, 2002        --   $   --       180,000    $       180    $ 4,176,504   $(4,176,584)   $        --    $       100
                           ======   ======   ===========    ===========    ===========   ===========    ===========    ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited




                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2002            2001
                                                              ----            ----

Cash provided (used) by:
    Operating activities:
        Cash received from customers                     $        --    $ 1,943,947
        Cash paid to suppliers                               (14,841)      (822,150)
        Income taxes paid                                       (100)          (770)
                                                         -----------    -----------
            Net cash provided by (used in) operating         (14,941)     1,121,027
                                                         -----------    -----------
activities

Investing activities:
    Theatre productions in development                            --     (4,668,563)
                                                         -----------    -----------
            Net cash used by investing activities                 --     (4,668,563)
                                                         -----------    -----------

Financing activities:
    Proceeds from issuance of notes payable                       --        561,000
    Repayment of loan payable - related parties                   --         (6,500)
    Contribution to additional paid-in capital by MMM         15,000             --
                                                         -----------    -----------
    Minority interest                                             --      2,760,000
                                                         -----------    -----------
             Net cash provided by financing activities        15,000      3,314,500

Increase (decrease) in cash, net                                  59       (233,036)

Cash, beginning of period                                         41        249,497
                                                         -----------    -----------
Cash, end of period                                      $       100    $    16,461
                                                         ===========    ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.




                                                     MOMENTUM HOLDINGS CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               Unaudited
                                                              (Concluded)



                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2002            2001
                                                              ----            ----

Reconciliation of net loss to net cash
   provided by (used in) operating activities:

Net loss                                                $   (14,941)   $(3,340,887)
                                                        -----------    -----------
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:

     Amortization                                                --      5,644,060
      Minority interest                                          --     (3,504,495)
   Deferred income taxes                                         --        175,000

     Decreases in assets:
       Accounts receivable                                       --         28,251
       Prepaid expenses                                          --
                                                                            10,083
       Deposits                                                  --         25,000

     Changes in liabilities increase (decrease):
       Accounts payable and accrued expenses                     --      2,097,270
Accounts  payable  and  accrued  expenses - related
party                                                            --        (13,255)
                                                        -----------    -----------
         Total adjustments                                       --      4,461,914
                                                        -----------    -----------
Net cash provided by (used in) operating activities     $   (14,941)   $ 1,121,027
                                                        ===========   ============



Supplemental schedule of non-cash financing activity:
-----------------------------------------------------

During the three months ended March 31, 2001, the Company issued 57,500 shares of its Common Stock, $.001 par value, in exchange for the cancellation of delinquent obligations of $230,000.



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1. Accounting Policies. The Company's condensed consolidated financial statements for the three months ended March 31, 2002 and March 31, 2001, have been prepared in accordance with accounting policies described in its Annual Report on Form 10K-SB for the year ended December 31, 2001 supplemented by Notes 1 through 6 provided herein. Management believes the enclosed condensed consolidated statements include all adjustments necessary to present fairly the results of the Company's operations for the interim periods presented, and its financial condition at March 31, 2002. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Company's audited report for the year ended December 31, 2001.

2. Basis of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and, through December 31, 2001, those of its wholly owned subsidiary Momentum Productions, Inc. and the limited partnerships (Dinner with Friends, LP, The Supper Club, LP, and The Ringing, LP) of which it was general partner ("MPI"). All intercompany transactions have been eliminated.

3. Disposition of MPI. In December 2001, the Company determined it in its best interest to dispose of MPI and its live entertainment business. Accordingly, on December 31, 2001 the Company entered into an Asset Disposition Agreement with MPI Resolution Trust, a New York trust formed to resolve MPI's affairs (the "Trust"), which provided for the transfer of 100% of the outstanding shares of MPI in exchange for the Trust's assumption of specified liabilities of the Company aggregating $300,000. As MPI's liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the Company's additional paid-in capital of $2,914,731.

4. Related Party Transactions. On February 5, 2002, the Trust conveyed its interest in 12,001,465 shares (or 66.7%) of the Company's outstanding common stock to Midwest Merger Management, LLC, a Kentucky limited liability company ("MMM"), in exchange for $250,000 in cash, notes, and common stock. During the three months ended March 31, 2002, MMM contributed $15,000 to additional paid-in capital of the Company representing approximately all of the administrative costs for the period.

In August 2001, the Company accepted the resignation of the two executives that operated MPI. In connection with their resignation, 100% of the Company shares they owned were contributed to a Trust in contemplation of the shares' use in resolving the Company's business affairs. The Trust is a New York irrevocable trust to which the Company's two remaining executives agreed to contribute 100% of their ownership in the Company, to act as Trustees, and to perform such services as necessary to resolve the Company's affairs without compensation. The sole beneficiaries of the Trust are in order of priority: the taxing authorities to which MPI has payroll withholding tax liabilities, the Trustees for indemnification of claims that may arise from their good faith guarantees of the Company's business obligations, and any person the Trustees deem to have made a valuable contribution toward accomplishing the Trust's purpose.

The Company has rented its office facilities for $5,500 per month on a month-to-month basis from an entity owned by two of its executives through September 30, 2001 and at no charge thereafter. During the three months ended March 31, 2001 the Company's executives forgave $150,000 in compensation owed them by the Company in exchange for 37,500 shares of common stock (after restatement for the reverse split) on the same terms as those granted to unrelated parties in connection with their forgiveness of $80,000 owed them by the Company.

5. Redirection of the Company's Activities: On February 5, 2002, MMM acquired 12,001,465 shares of the Company's common stock from the Company's former officers, directors, and a Trust formed for the purpose of taking ownership of MPI and resolving its affairs. As MMM acquired 66.67% of the issued and outstanding shares of Company's common stock, it may materially influence and exercise effective control over the Company's affairs, including but not limited to, the election of directors. MMM is in the business of identifying, acquiring and financing business operations for more than five years. Although MMM is actively seeking a new business operation for the Company, no assurances can be given that its plan of redirection can be executed in a timely and seamless manner, or that it will achieve meaningful success.

6. Reverse Split of Common Stock: Effective April 5, 2002, pursuant to approval by its shareholders at a Special Meeting held March 25, 2002, the Company's Common Stock was reverse split on the basis of each 100 shares outstanding becoming 1 share going forward. As a result of the split, the number of common shares outstanding was reduced from 18,000,000 to 180,000 shares. The reverse split has been reflected in the opening balances of the enclosed condensed consolidated financial statements.

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

Three Month Periods Ended March 31, 2002 and 2001:

Revenues - Total revenue for the three months ended March 31, 2001 ("TM1") was $1,915,696 compared to $ -0- for the three months ended March 31, 2002 ("TM2"). The principal reasons for this decrease are centered in the continued decline in viability of the Company's former live entertainment business (MPI), which led to the Company's disposition of that operation on December 31, 2001.

Cost of Revenues and Gross Loss - Cost of revenues was $8,044,627 during TM1 compared to $ -0- for TM2. This reduction is consistent with the declining viability of the Company's former live entertainment operation and its disposition in December 2001.

Expenses and Operating Loss - General and administrative expenses for TM1 were $540,681 compared to $14,841 for TM2. This reduction is similarly in line with the Company's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Company has redirected its focus toward becoming a candidate to acquire or merge with a new business operation.

Net Loss - During TM1 our operating results before taxes was allocated to our minority interest in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes, net of any tax benefits that may be applicable, is made at statutory rates. During TM1 the entire tax benefit of $175,000 that had been provided throughout 2000 was written off as its recovery could no longer be assured. The result is a net loss of $3,340,887 for TM1 compared to the Company's net loss of $14,941 for TM2. The average number of common shares outstanding in each period, after restatement for the reverse split, yields a loss per share of $25.48 for TM1 versus $0.08 for TM2.

Liquidity and Capital Resources

As a result of the failure of MPI's operations to achieve economic viability, the Company deemed it in its best interest to dispose of MPI and its live theatrical business. On December 31, 2001, the Company entered into an Asset Disposition Agreement with MPI Resolution Trust, which provided for the sale of 100% of the outstanding shares of MPI in exchange for the Trust's assumption of $300,000 of specified liabilities of the Company. As MPI's liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the Company's additional paid-in capital of $2,914,731.

Additionally, on February 5, 2002, the Trust conveyed its interest in 12,001,465 (66.7%) of the Company's common stock outstanding to MMM, a company engaged in the business of identifying, acquiring and financing business operations. In connection with MMM actively seeking a new operating business for the Company, it contributed $15,000 to additional paid-in capital during TM2, which approximated the Company's total operating expenses during the period.

No assurances can be given that MMM's plan to acquire or merge the Company with another business operation will be successful.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None.

ITEM 2. CHANGES IN SECURITIES - During March 2002, the Company's shareholders approved a 1 for 100 reverse split of the Company's Common Stock. As a result of the foregoing, the number of shares of Common Stock outstanding was reduced from 18,000,000 to 180,000 shares effective April 5, 2002, and its symbol on the NASD over-the-counter Bulletin Board was changed from MMHD to MMHG.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - On March 25, 2002 the Company held a Special Meeting of Shareholders to vote upon a 1 for 100 reverse split of its common stock outstanding, and to elect a new director. Reference is hereby made to the Company's Form DEFS14A filed February 25, 2002.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits: A - Letter on Unaudited Interim Financial Information

(b)  Reports:   Form 8-K dated February 19, 2002 (Incorporated by reference).

                Proxy Statement dated February 25, 2002 (Incorporated by reference).


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION
 (Registrant)

Date:  May 17, 2002


/s/ Anthony R. Russo
--------------------
Anthony R. Russo, President,
   Chief Executive Officer, and Director


/s/ Danny L. Pixler
-------------------
Danny L. Pixler, Vice President,
    Chief Operating Officer, and Director

                                    Exhibit A

             [Letterhead of Marden, Harrison & Kreuter, CPAs, P.C.]


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholder
Momentum Holdings Corporation
36 West 25th Street
New York, New York 10001

We have reviewed the accompanying condensed consolidated balance sheet of Momentum Holdings Corporation as of March 31, 2002 and the related condensed consolidated statements of operations, shareholders' equity (delinquency) and cash flows for the three month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Momentum Holdings Corporation as of December 31, 2001, presented herein, and the related consolidated statements of operations and retained earnings (deficit), stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 5, 2002, we expressed an unqualified opinion on those financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
May 14, 2002