Form 10QSB
period 2002-06-30
MOMENTUM HOLDINGS CORP
filed 2002-08-19
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

  [X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

             477 Madison Avenue, 14th Floor, New York, NY 10022-5802
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 751-1414


Applicable only to issuers involved in bankruptcy proceedings during the past five years:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Applicable only to corporate issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value, 2,000,000 shares at July 31, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  NO [X]

                          MOMENTUM HOLDINGS CORPORATION

                   Form 10-QSB - Quarter Ended June 30, 2002

                                      INDEX

                                                                                                     Page

PART I      FINANCIAL INFORMATION......................................................................2

Item 1.         Financial Statements...................................................................2
                Condensed Consolidated Balance Sheets at June 30, 2002 and
                   December 31, 2001...................................................................3
                Condensed Consolidated Statements of Operations for the Six Months and
                   Three Months Ended June 30, 2002 and June 30, 2001..................................4
                Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
                   for the Six Months Ended June 30, 2002 and June 30, 2001............................5
                Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2002 and June 30, 2001.....................................................6
                Notes to Condensed Consolidated Financial Statements...................................8
Item 2.         Management's Discussion and Analysis...................................................9

PART II     OTHER INFORMATION.........................................................................10

Item 2.         Changes in Securities.................................................................10
Item 6.         Exhibits and Reports on Form 8-K......................................................11

            CERTIFICATION AND SIGNATURE PAGE..........................................................12

            EXHIBITS..................................................................................13



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of registrant as of June 30, 2002 and for the six months and three months ended June 30, 2002 and June 30, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                          MOMENTUM HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    June 30,
                                                      2002                         December 31,
                                                   (UNAUDITED)                         2001
                                                   -----------                     -------------
ASSETS
Current assets:

     Cash                                          $           120                 $             41
                                                    --------------                  ---------------
               Total current assets                            120                               41
                                                    --------------                  ---------------

                Total assets                       $           120                 $             41
                                                   ===============                  ================

STOCKHOLDERS' EQUITY

Stockholders' equity:
     Preferred stock                                       $     -                          $     -
     Common stock                                            2,000                              180
     Additional paid-in capital                          4,232,563                        4,161,504
     Retained earnings                                  (4,234,443)                      (4,161,643)
                                                       -----------                      -----------

              Total stockholders' equity           $           120                  $             41
                                                   ===============                 ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                      Six Months Ended                   Three Months Ended
                                                          JUNE 30,                             JUNE 30,
                                                   ---------------------                ----------------------
                                                   2002             2001                2002                2001
                                                   ----             ----                ----                ----
Revenue:
    Box office income                           $    --       $   4,962,025      $        --         $    3,081,211
    Royalties and other income                       --              63,927               --                 29,045
                                                ----------    -------------      -------------       --------------
                     Total revenue                   --           5,025,952               --              3,110,256
                                                ----------    -------------      -------------       --------------

Costs of revenue:
    Theatre production expenses                      --           5,827,188               --              3,432,549
    Development costs                                --              12,028               --                  6,100
    Amortization of production costs                 --           6,110,973               --                466,913
                                                ----------    -------------      -------------       --------------
                 Total cost of revenue               --          11,950,189               --              3,905,562
                                                ----------    -------------      -------------       --------------

Gross loss                                           --          (6,924,237)              --               (795,306)
General and administrative expenses                72,600           863,645             57,759              322,964
                                                ----------    -------------      -------------       --------------

Operating loss before minority interest           (72,600)       (7,787,882)           (57,759)          (1,118,270)

Minority interest                                    --           4,207,857               --                703,362
                                                ----------    -------------      -------------       --------------
Loss before taxes

Income tax expense:                               (72,600)       (3,580,025)           (57,759)            (414,908)
                                                ----------    -------------      -------------       --------------
    Current                                           200             1,424                100                  654
    Deferred                                         --             175,000               --                  --
                                                ----------    -------------      -------------       --------------
                                                      200           176,424                100                  654
                                                ----------    -------------      -------------       --------------

Net loss                                        $ (72,800)    $  (3,756,449)           (57,859)      $     (415,562)
                                                ==========    =============      =============       ==============


Loss per share - basic and diluted              $   (0.11)    $      (25.06)     $       (0.05)      $       (2.38)
                                                ==========    =============      =============       ==============

Weighted average shares outstanding -
    basic and diluted                             648,180           149,902          1,111,220             174,545
                                                ==========    =============      =============       ==============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    UNAUDITED




                                                     Preferred stock,
                                                     $0.01 par value                       Common stock
                                               ----------------------------         ---------------------------
                                               Shares               Amount          Shares              Amount
                                               ------               ------          ------              ------
Balance, January 1, 2001                            -              $     -         11,704,500          $11,704
Effect of 1:100 Reverse Split of
Common Stock                                        -                    -        (11,587,455)         (11,587)
                                            ---------              --------          -----------      --------

January 1, 2001, restated                           -                    -            117,045              117
Issuance of shares in
cancellation of debt -
      Third parties                                 -                    -             20,000               20
      Related parties                               -                    -             37,500               37

Sale of preferred shares                      350,000                3,500                  -                -
Minority interest -
   Change in capital, net                           -                    -                  -                -
   Share of period results                          -                    -                  -                -

Net loss                                            -                    -                  -                -
                                            ---------           ----------         -----------         --------

Balance, June 30, 2001, Restated              350,000              $ 3,500            174,545          $   174
                                            =========           ==========         ===========         ========


Balance, January 1, 2002                            -           $        -         18,000,000          $18,000
Effect of 1:100 Reverse
Split of Common Stock                               -                    -        (17,820,000)         (17,820)
                                            ---------           ----------        ------------      -----------
January 1, 2002, restated                           -                    -            180,000              180

Issuance of common shares for - cash                -                    -              1,975                2
                                services            -                    -          1,818,025            1,818

Net loss                                            -                    -                  -                -
                                            ---------           ----------        -----------       ----------

Balance, June 30, 2002                              -           $        -          2,000,000       $    2,000
                                            =========           ==========        ===========       ==========


                                                                                                                      Total
                                                      Additional           Retained                               stockholders'
                                                       paid-in             earnings             Minority              equity
                                                       Capital             (Deficit)            Interest           (Deficiency)
                                                      ----------          ---------             ---------           ------------
Balance, January 1, 2001                            $    687,495        $   (583,462)       $   1,046,828         $    1,162,565
Effect of 1:100 Reverse Split of
Common Stock                                              11,587                   -                    -                      -
                                                    ------------        ------------        -------------         --------------
January 1, 2001, restated                                699,082            (583,462)           1,046,828              1,162,565
Issuance of shares in
cancellation of debt -
      Third parties                                       79,980                    -                   -                 80,000
      Related parties                                    149,963                    -                   -                150,000

Sale of preferred shares                                 311,499                    -                   -                314,999

Minority interest -
   Change in capital, net                                      -                    -           3,254,493              3,254,493
   Share of period results                                     -                    -          (4,207,857)            (4,207,857)
Net loss                                                       -          (3,756,449)                   -             (3,756,449)
                                                    ------------        ------------        -------------         ---------------

Balance, June 30, 2001, Restated                    $    929,025        $ (4,339,911)       $     302,333         $   (3,002,249)
                                                    ============        ============        =============         ==============


Balance, January 1, 2002                            $  4,143,684        $ (4,161,643)       $           -         $           41
Effect of 1:100 Reverse
Split of Common Stock                                     17,820                   -                    -                      -
                                                    ------------        ------------        -------------         --------------
January 1, 2002, restated                              4,161,504          (4,161,643)                   -                     41

                                                              77                                                              79
Issuance of common shares for - cash                      70,982                    -                   -                 72,800
                   services
                                                               -             (72,800)                   -                (72,800)
Net loss                                            ------------        ------------        -------------         ---------------

Balance, June 30, 2002                              $  4,232,563        $ (4,234,443)       $           -         $          120
                                                    ============        ============        =============         ==============




     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED




                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------------------
                                                                                 2002                              2001
                                                                                 ----                              ----
Cash provided (used) by:
    Operating activities:
        Cash received from customers                                         $        -                    $    5,102,453
        Cash paid to suppliers                                                        -                        (5,005,773)
        Income taxes paid                                                             -                            (1,424)
                                                                             -----------                   ---------------
            Net cash provided by (used in) operating activities                       -                             95,256
                                                                             -----------                   ---------------

Investing activities:

    Theatre productions in development                                                 -                       (4,954,169)
                                                                             -----------                   ---------------
            Net cash used by investing activities                                      -                       (4,954,169)
                                                                             -----------                   ---------------


Financing activities:
    Proceeds from issuance of notes payable                                            -                         1,036,000
    Proceeds form issuance of notes payable - related parties                          -                            84,800
    Proceeds from sale of preferred shares                                             -                           314,999
    Proceeds from issuance of common shares for cash                                   -                                 -
    Services received in exchange for common shares                                   79                                 -
    Minority interest                                                                  -                         3,254,493
                                                                             -----------                   ---------------


             Net cash provided by financing activities                                79                         4,690,292
                                                                             -----------                   ---------------

Increase (decrease) in cash, net                                                      79                         (168,621)

Cash, beginning of period                                                             41                           249,497
                                                                             -----------                   ---------------

Cash, end of period                                                          $       120                   $        80,876
                                                                             ===========                   ===============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONCLUDED)



                                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                         ------------------------------------
                                                                                              2002                    2001
                                                                                              -----                   ----
Reconciliation of net loss to net cash provided by (used in)
 operating activities:

Net loss                                                                                 $    (72,800)           $ (3,756,449)
                                                                                         -------------           -------------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Amortization                                                                              72,800              6,110,973
      Minority interest                                                                              -             (4,207,857)
   Deferred income taxes                                                                             -                175,000

      Decreases in assets:
         Accounts receivable                                                                         -                 76,501
         Prepaid expenses                                                                            -                 27,557
         Deposits                                                                                    -                100,882
      Changes in liabilities increase (decrease):

         Accounts payable and accrued expenses                                                       -              1,738,904

Accounts payable and accrued expenses - related party                                                -               (170,255)
                                                                                         -------------           -------------


            Total adjustments                                                                        -              3,851,705
                                                                                         -------------           -------------

Net cash provided by (used in) operating activities                                      $           -           $     95,256
                                                                                         ==============          =============



SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

On April 13, 2002, the Registrant issued 1,000,000 shares of its Common Stock, $.001 par value, in exchange for merchant banking services rendered during the six months ended June 30, 2002 valued at $40,000. In addition, on June 24, 2002, the Registrant issued 818,025 shares in exchange for legal services, office facilities, and other administrative services provided through June 30, 2002 valued at $32,800.

During the six months ended June 30,2001, the Registrant issued 57,500 shares of its Common Stock, $.001 par value, in exchange for the cancellation of delinquent obligations of $230,000.



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
1. ACCOUNTING POLICIES. The Registrant's condensed consolidated financial statements for the six months and three months ended June 30, 2002 and June 30, 2001, have been prepared in accordance with accounting policies described in its Annual Report on Form 10K-SB for the year ended December 31, 2001, supplemented by Notes 1 through 6 provided herein. Management believes the enclosed condensed consolidated statements include all adjustments necessary to present fairly the results of the Registrant's operations for the interim periods presented, and its financial condition at June 30, 2002. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Registrant's audited report for the year ended December 31, 2001.

2. BASIS OF CONSOLIDATION. The accompanying condensed consolidated financial statements include the accounts of the Registrant and, through December 31, 2001, those of its wholly owned subsidiary Momentum Productions, Inc. and the limited partnerships (Dinner with Friends, LP, The Supper Club, LP, and The Ringing, LP) of which it was general partner (AMPI'). All intercompany transactions have been eliminated.

3. DISPOSITION OF MPI. In December 2001, the Registrant determined it in its best interest to dispose of MPI and its live entertainment business. Accordingly, on December 31, 2001, the Registrant entered into an Asset Disposition Agreement with MPI Resolution Trust, a New York trust formed to resolve MPI's affairs (the "Trust"), which provided for the transfer of 100% of the outstanding shares of MPI in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating $300,000. As MPI's liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the Registrant's additional paid-in capital of $2,914,731.

4. RELATED PARTY TRANSACTIONS. On February 5, 2002, the Trust conveyed its interest in 12,001,465 shares (or 66.7%) of the Registrant's outstanding common stock to Midwest Merger Management, LLC, a Kentucky limited liability company ("MMM"), in exchange for $250,000 in cash, notes, and common stock. During the six months ended June 30, 2002, MMM arranged for its merchant bank to represent the Registrant in its search for an operating business in exchange for 1,000,000 shares of Common Stock valued at $40,000, and MMM was issued 820,000 shares of Common Stock in exchange for $79 in cash and legal, office, and other services valued at $32,800, which were used to fund the administrative costs for the period.

In August 2001, the Registrant accepted the resignation of the two executives that operated MPI. In connection with their resignation, 100% of the shares of the Registrant's Common Stock they owned were contributed to the Trust in contemplation of the use thereof in resolving the Registrant's business affairs. The Trust is a New York irrevocable trust to which the Registrant's two remaining executives agreed to contribute 100% of their ownership in the Registrant, to act as co-trustees (the "Trustees"), and to perform such services as necessary to resolve the Registrant's affairs without compensation. The sole beneficiaries of the Trust are, in order of priority: (i) the taxing authorities to which MPI has payroll withholding tax liabilities; (ii) the Trustees for indemnification of claims that may arise from their good faith guarantees of the Registrant's business obligations; and (iii) any person the Trustees reasonably believe to have made a valuable contribution toward accomplishing the Trust's purpose.

The Registrant rented its office facilities for $5,500 per month on a month-to-month basis from an entity owned by two of its former executives through September 30, 2001, and at no charge thereafter through April 2002. Since May 2002, the Registrant has been provided office facilities, legal services and other administrative support by MMM at cost in exchange for common shares.

During the six months ended June 30, 2001, the Registrant's former executives forgave $150,000 in compensation owed them by the Registrant in exchange for 37,500 shares of its Common Stock (after restatement for the reverse split) on the same terms as those granted to unrelated parties in connection with their forgiveness of $80,000 owed them by the Registrant.

5. REDIRECTION OF THE REGISTRANT'S ACTIVITIES: On February 5, 2002, MMM acquired 12,001,465 shares of the Registrant's Common Stock from the Registrant's former officers, directors, and the Trust. As MMM acquired 66.67% of the issued and outstanding shares of the Registrant's Common Stock, it may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors. Accordingly, MMM may be deemed to be a parent of the Registrant. MMM has been engaged in the business of identifying, acquiring and financing business operations for more than five years. Although MMM is actively seeking a new business operation for the Registrant, there can be no assurance that MMM's plan of redirection can be implemented in a timely manner, if at all, or that such plan will achieve any material degree of success.

6. REVERSE SPLIT OF COMMON STOCK: Effective April 5, 2002, pursuant to approval by its shareholders at a Special Meeting held March 25, 2002, the Registrant's Common Stock was reverse split on a one for 100 basis. As a result of this reverse split, the number of shares of the Registrant's Common Stock outstanding was reduced from 18,000,000 to 180,000 shares. The reverse split has been reflected as of January 1, 2001 in the enclosed condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

            The following discussion contains forward-looking statements regarding us, the Registrant's business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's products for certain applications, delays in the Registrant's introduction of new products or services, and failure by us to keep pace with emerging technologies.

            When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.
                                                                               9

SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001:

REVENUES - Total revenue for the six months ended June 30, 2001 ("SM1") was $5,025,952 compared to

$ -0- for the six months ended June 30, 2002 ("SM2"). The principal reasons for this decrease are centered in the continued decline in viability of the Registrant's former live entertainment business (MPI), which led to the Registrant's disposition of that operation on December 31, 2001.

COST OF REVENUES AND GROSS LOSS - Cost of revenues was $11,950,189 during SM1 compared to $ -0- for SM2. This reduction is consistent with the declining viability of the Registrant's former live entertainment operation and its disposition in December 2001.

EXPENSES AND OPERATING LOSS - General and administrative expenses for SM1 were $863,645 compared to $72,600 for SM2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business operation.

NET LOSS - During SM1 the Registrant's operating results before taxes was allocated to the Registrant's minority interest in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes, net of any tax benefits that may be applicable, is made at statutory rates. During SM1 the entire tax benefit of $175,000 that had been provided throughout 2000 was written off as its recovery could no longer be assured. The result is a net loss of $3,756,449 for SM1 compared to the Registrant's net loss of $72,800 for SM2. The average number of shares of Common Stock outstanding in each period, after restatement for the reverse split, yields a loss per share of $25.06 for SM1 versus $0.11 for SM2.

QUARTERS ENDED JUNE 30, 2002 AND 2001:

REVENUES - Total revenue for the second quarter 2001 ("SQ1") was $3,110,256 compared to $ -0- for the second quarter 2002 ("SQ2"). The principal reasons for this decrease are centered in the continued decline in viability of the Registrant's former live entertainment business (MPI), which led to the Registrant's disposition of that operation on December 31, 2001.

COST OF REVENUES AND GROSS LOSS - Cost of revenues was $3,905,562 during SQ1 compared to $ -0- for SQ2. This reduction is consistent with the declining viability of the Registrant's former live entertainment operation and its disposition in December 2001.

EXPENSES AND OPERATING LOSS - General and administrative expenses for SQ1 were $322,964 compared to $57,759 for SQ2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business operation.

NET LOSS - During SM1 the Registrant's operating results before taxes was allocated to the Registrant's minority interest in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes (tax benefits accrued during 2000 were written off in FQ1 as their recovery could no longer be assured) is made at statutory rates. The result is a net loss of $415,562 for SQ1 compared to the Registrant's net loss of $57,859 for SQ2. The average number of shares of Common Stock outstanding in each period, after restatement for the reverse split, yields a loss per share of $2.38 for SQ1 versus $0.05 for SQ2.

Liquidity and Capital Resources

As a result of the failure of MPI's operations to achieve economic viability, the Registrant deemed it in its best interest to dispose of MPI and its live theatrical business. On December 31, 2001, the Registrant entered into an Asset Disposition Agreement with MPI Resolution Trust, an affiliate (the "Trust"), which provided for the sale of 100% of the outstanding shares of MPI in exchange for the Trust's assumption of $300,000 of specified liabilities of the Registrant. As MPI's liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the Registrant's additional paid-in capital of $2,914,731.

Additionally, on February 5, 2002, the Trust conveyed its interest in 12,001,465 (66.7%) outstanding shares of the Registrant's Common Stock to MMM. The conveyance was made in connection with MMM's actively seeking a new operating business for the Registrant. In April 2002, and in exchange for 1,000,000 shares of the Registrant's Common Stock valued at $20,000, MMM arranged for its merchant bank to represent the Registrant in the Registrant's acquisition search. MMM also converted its advances of $16,400 through June 2002, into 820,000 shares of the Registrant's Common Stock. The cash and merchant banking services represent virtually all of the administrative expenses of the Registrant to date. No assurances can be given that MMM's plan to acquire or merge the Registrant with another business operation will be successful.

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES - During April 2002 MMM arranged for its merchant bank to represent the Registrant in its search for an operating business in exchange for 1,000,000 shares of the Registrant's Common Stock valued at $0.04 per share, or $40,000. In addition, during June 2002, MMM converted its advances to the Registrant since March 2002, of $32,879 into 820,000 shares of the Registrant's Common Stock. The advances and services funded all of the Registrant's administrative costs for the six months ended June 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)      Exhibits:    A -  Letter on Unaudited Interim Financial Information

(b)     Reports: Form 8-K filed June 19, 2002, and Form 8-K filed August 15,
        2002.


                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION
 (Registrant)

Date:  August 19, 2002

/s/ANTHONY R. RUSSO
   ----------------
Anthony R. Russo
Chief Executive Officer

/s/DANNY L. PIXLER
   ---------------
Danny L. Pixler
Chief Financial Officer

                                    EXHIBIT A

          [LETTERHEAD OF PASCALE RAZZINO ALEXANDERSON & CO., PLLC, CPAS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Momentum Holdings Corporation
477 Madison Avenue - 14th Floor

New York, NY  10022-5802

Gentlemen:

We have reviewed the accompanying condensed consolidated balance sheet of Momentum Holdings Corporation as of June 30, 2002 and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three month period ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The condensed consolidated balance sheet and condensed consolidated statements of operations as of and for the three months ended March 31, 2002 and 2001 and the six months ended June 30, 2001, were reviewed by other accountants whose reports dated May 14, 2002 and August 15, 2001, respectively, expressed that they were not aware of any material modifications that should be made to those condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet of Momentum Holdings Corporation as of December 31, 2001, presented herein, and the related consolidated statements of operations and retained earnings (deficit), stockholders' equity and cash flows for the year then ended not presented herein; were audited by other accountants and in their report dated February 5, 2002, they expressed an unqualified opinion on those financial statements.

/s/ PASCALE RAZZINO ALEXANDERSON & Co., PLLC
Certified Public Accountants
North Bellmore, New York
August 15, 2002