Form 10QSB
period 2002-09-30
MOMENTUM HOLDINGS CORP
filed 2002-11-12
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


     (Mark  One)

...X.. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002. ------------------

.......  Transition  report under section 13 or 15(d) of the Securities  Exchange
Act  of   1934   for   the   transition   period   from____________________   to
______________________.


                           Commission File No: 0-23873


                          MOMENTUM HOLDINGS CORPORATION
                     (Name of small business in its charter)

Delaware                                                             13-4099008
--------------------------------------------------------------------------------
(State or other jurisdiction                                      (IRS Employer
     of incorporation)                                               Id. No.)

             477 Madison Avenue, 12th Floor, New York, NY 10022-5802
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 308-8700



Applicable only to issuers involved in bankruptcy proceedings during the past five years:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___.No ___.


Applicable only to corporate issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $.001par value: 2,000,000 shares at October 31, 2002.
                                     ---------
Transitional Small Business Disclosure Format (Check one):  Yes ___.  NO   X  .
                                                                         -----
                                       1

                          MOMENTUM HOLDINGS CORPORATION

                 Form 10-QSB - Quarter Ended September 30, 2002

                                      INDEX


PART I   FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements..................................................2
         Condensed Consolidated Balance Sheets at September 30, 2002 and
            December 31, 2001..................................................3
         Condensed Consolidated Statements of Operations for the Nine Months and
            Three Months Ended September 30, 2002 and September 30, 2001.......4
         Condensed Consolidated Statements of Stockholders' Equity (Deficiency)
            for the period January 1, 2001 to September 30, 2002...............5
         Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2002 and September 30, 2001....................6
         Notes to Condensed Consolidated Financial Statements..................8

Item 2.  Management's Discussion and Analysis..................................9

PART II  OTHER INFORMATION....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

         SIGNATURES...........................................................12

         CERTIFICATION .......................................................13

         EXHIBITS.............................................................14



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements of registrant as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and September 30, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                          MOMENTUM HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 September 30,
                                                     2002           December 31,
                                                  (unaudited)           2001
                                                 ------------           ----


ASSETS

Current assets:
     Cash                                    $          120      $          41
                                                   --------            -------
   Total current assets                                 120                 41
                                                   --------            -------

    Total assets                                        120                 41
                                                   ========            =======


LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Due to Midwest Merger Management, LLC             1,700                  -
                                                   --------             ------
  Total liabilities                                   1,700                  -
                                                   --------             ------

Stockholders' equity (deficit):
   Preferred stock, $.01 par value,
    10,000,000 shares authorized, no shares
    issued and outstanding                               -                   -
   Common stock, $.001 par value,
    50,000,000 shares authorized, 2,000,000
    and 180,000 shares issued
    and outstanding in 2002 and 2001,
    respectively                                     2,000                 180
   Additional paid-in capital                    4,232,563           4,161,504
   Retained earnings                            (4,236,143)         (4,161,643)
                                                 ---------           ---------
  Total stockholders' equity (deficit)          (    1,580)                 41
                                                 ---------           ---------

Total liabilities and stockholders'
  equity (deficit)                              $      120           $      41
                                                 =========           =========



See accompanying Notes to Condensed Consolidated Financial Statements

                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                          Nine Months Ended   Three Months Ended
                                             September 30,       September  30,
                                            --------------      --------------

                                            2002       2001     2002       2001
                                            ----       ----     ----       ----
Revenue:
Box office income                        $    -  $ 4,962,025   $   -    $     -
Royalties and other income                    -      262,837       -    198,910
                                          -----   ----------   -----   --------
 Total revenue                                -    5,224,862       -    198,910
                                          -----   ----------   -----   --------

Costs of revenue:
 Theatre production expenses                  -    5,814,651       -    (12,537)
 Development costs                            -       11,383       -       (645)
 Amortization of production costs             -    6,110,973       -          -
                                          -----   ----------    -----  ---------

Total cost of revenue                         -   11,937,007       -    (13,182)
                                          -----   ----------    -----  ---------

Gross profit (loss)                           -   (6,712,145)      -    212,092

General and administrative expenses      74,200      889,407   1,600     25,762
                                         ------   ----------   -----    --------
Operating profit (loss) before
    minority interest                   (74,200)  (7,601,552) (1,600)   186,330
Minority interest                             -    4,334,843       -    126,986
                                         ------   ----------   -----   ---------

Profit (loss) before taxes              (74,200)  (3,266,709) (1,600)   313,316
                                         ------    ---------   -----    --------
Income tax expense:
 Current                                    300        1,629     100        205
 Deferred                                     -      175,000       -          -
                                         ------     --------   -----    --------
                                            300      176,629     100        205
                                         ------     --------   -----    --------

Net profit (loss)                     $ (74,500)  (3,443,338)$(1,700)  $ 313,111
                                        =======    =========  =======   ========


Profit (loss) per share -
 basic and diluted                       $(0.07)    $(21.89)  $(0.00)    $ 3.17
                                          =====       =====     ====       ====

Weighted average shares outstanding -
    basic and diluted                 1,108,000     157,295 2,000,000   174,545
                                      =========     ======= =========   =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    Unaudited


                               Preferred stock,
                               $0.01 par value             Common stock
                               ----------------    -----------------------------
                               Shares    Amount     Shares               Amount
                               ----------------    -----------------------------


Balance, January 1, 2001              -   $    -    11,704,500         $11,704
Effect of 1:100 Reverse
Split of Common Stock                              (11,587,455)        (11,587)
                              ---------  -------   ------------        -------

January 1, 2001, restated             -        -       117,045             117

Issuance of shares
in cancellation of debt -
 Third parties                        -        -        20,000              20
 Related parties                      -        -        37,500              37

Sale of preferred shares        350,000    3,500             -               -

Minority interest -
   Change in capital, net             -        -             -               -
   Share of period results            -        -             -               -

Exchange of preferred for
 common shares                ( 350,000) ( 3,500)        2,700               3

Issuance of shares in
 exchange for services                -        -         2,755               3

Disposition of MPI                    -        -             -               -

Net loss                              -        -             -               -

                              ---------  --------   ----------       ---------
Balance, December 31,
2001, Restated                        -  $     -       180,000      $      180

Issuance of common
 shares for - Cash                    -        -          1,975              2
              Services                -        -      1,818,025          1,818

Net loss                              -        -              -              -
                              ---------  -------     ----------       ---------

Balance September 30,
2002                                  - $      -      2,000,000      $    2,000
                              =========  =======     ==========       =========


(Continued below)

                                                                       Total
                              Additional  Retained                  Stockholders
                                paid-in   earnings     Minority        equity
                                capital   (deficit)    interest     (deficiency)

Balance, January 1, 2001     $  687,495  $(583,462)   $1,046,828    $ 1,162,565
Effect of 1:100 Reverse
Split of Common Stock            11,587          -             -              -
                                -------   --------     ---------     ----------
January 1, 2001, restated       699,082   (583,462)   $1,046,828      1,162,565

Issuance of shares
in cancellation of debt -
 Third parties                   79,980          -             -         80,000
 Related parties                149,963          -             -        150,000

Sale of preferred shares        311,499          -             -        314,999

Minority interest -
 Change in capital, net               -          -     3,372,115      3,372,115
 Share of period results              -          -    (4,332,889)    (4,332,889)

Exchange of preferred for
 common shares                    3,497          -             -              -

Issuance of shares in
 exchange for services            2,752          -             -          2,755

Disposition of MPI            2,914,731          -     (  86,054)     2,828,677

Net loss                              - (3,578,181)            -     (3,578,181)

                              ---------  ---------     ---------      ---------
Balance, December 31,
2001                         $4,161,504$(4,161,643)   $        -    $        41

Issuance of common
shares for - Cash                    77          -             -             79
             Services            70,982          -             -         72,800

Net loss                              -  (  74,500)            -      (  74,500)
                              ---------  ---------     ---------      ---------
Balance September 30,
 2002                        $4,232,563$(4,236,143)   $        -    $(    1,580)
                              =========  =========     =========      =========

                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                            Nine Months Ended September 30,

                                              2002                  2001
                                         -------------------------------------
Cash provided (used) by:
   Operating activities:
   Cash received from customers          $        -           $   5,301,363
   Cash paid to suppliers                         -              (5,314,844)
   Income taxes paid                                             (    1,629)
                                          ---------              ----------
 Net cash provided by (used in)
  operating activities                            -              (   15,110)
                                         ----------               ---------
Investing activities:
  Theatre productions in development              -              (4,954,169)
                                         ----------               ---------
Net cash used by investing activities             -              (4,954,169)
                                         ----------               ----------

Financing activities:
 Proceeds from issuance of notes
   payable                                        -               1,036,000
 Principal payments on notes payable              -              (   18,687)
 Proceeds form issuance of notes
  payable - related parties                       -                  73,902
 Proceeds from sale of preferred shares           -                 314,999
 Proceeds from issuance of common shares
  for cash                                       79                      -
 Minority interest                                -               3,372,115
                                        -----------              ----------
Net cash provided by financing
  activities                                     79               4,778,329
                                        -----------              ----------
Increase (decrease) in cash, net                 79             (   190,950)

Cash, beginning of period                        41                 249,497
                                        -----------              ----------
Cash, end of period                    $        120             $    58,547
                                        ===========              ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)


                                               Nine Months Ended September 30,
                                                2002                     2001
                                         -------------------------------------

Reconciliation of net loss to net cash
provided by (used in) operating activities:

Net loss                                  $  (74,500)          $ (3,443,338)
                                              ------              ---------


Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:


 Common shares issued for services            72,800                      -
Amortization                                       -              6,110,973
Minority interest                                  -             (4,334,843)
Deferred income taxes                              -                175,000

Decreases in assets:
 Accounts receivable                               -                 76,501
 Prepaid expenses                                  -                 27,646
 Deposits                                          -                153,833

Changes in liabilities increase (decrease):
  Accounts payable and accrued expenses            -              1,389,373
  Accounts payable and accrued expenses
   - related party                             1,700             (  170,255)
                                           ---------              ----------
Total adjustments                             74,500               3,428,228
                                           ---------              ----------

Net cash provided by (used in)
operating activities                      $       -             $(   15,110)
                                           =========              =========


Supplemental non-cash financing activities:
-------------------------------------------

     On April 13, 2002, the Registrant issued 1,000,000 shares of its Common Stock, $.001 par value, in exchange for merchant banking services rendered during the six months ended June 30, 2002, valued at $40,000. On June 24, 2002, the Registrant issued 818,025 shares in exchange for legal services, office facilities, and other administrative services provided through June 30, 2002, valued at $32,800. During the three months ended September 30, 2002, the Registrant was the beneficiary of an additional $1,700 of expenses advanced by a related party.

     During the nine months ended September 30, 2001, and as set forth in Note 4 of Notes to Condensed Financial Statements, the Registrant issued 57,500 shares of its Common Stock, $.001 par value, in exchange for the cancellation of delinquent obligations of $150,000 to affiliates and $80,000 to non-affiliates, or an aggregate of $230,000.

See accompanying Notes to Condensed Consolidated Financial Statements.

                          MOMENTUM HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

     1. Accounting Policies. The Registrant's condensed consolidated financial statements for the nine months and three months ended September 30, 2002, and September 30, 2001, have been prepared in accordance with accounting policies described in its Annual Report on Form 10K-SB for the year ended December 31, 2001, supplemented by Notes 1 through 6 provided herein. Management believes the enclosed condensed consolidated statements include all adjustments necessary to present fairly the results of the Registrant's operations for the interim periods presented, and its financial condition at September 30, 2002. Interim financial statements may not be indicative of full year results and should be read in conjunction with the Registrant's audited report for the year ended December 31, 2001.

     Since January 1, 2002, and principally as a result of its December 31, 2001, disposition of its entertainment business, the Registrant has not had any revenue from operations. During this period, the Registrant has been principally engaged in seeking to consummate a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.


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

     3. Disposition of MPI. In December 2001, the Registrant's management determined it was in its best interest to dispose of MPI and its live entertainment business. Accordingly, on December 31, 2001, the Registrant entered into an Asset Disposition Agreement with MPI Resolution Trust, an affiliated New York trust formed to resolve MPI's affairs (the "Trust"), which provided for the transfer of 100% of the outstanding shares of MPI in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating $300,000. As MPI's liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the Registrant's additional paid-in capital of $2,914,731.

     4. Related Party Transactions. On February 5, 2002, the Trust conveyed its interest in 12,001,465 shares (or 66.7%) of the Registrant's outstanding common stock to Midwest Merger Management, LLC, a Kentucky limited liability company ("MMM"), in exchange for $250,000 in cash, notes, and common stock. During the six months ended June 30, 2002, MMM arranged for its merchant bank to represent the Registrant in its search for an operating business in exchange for 1,000,000 shares of Common Stock valued at $40,000; and MMM was issued 820,000 shares of Common Stock in exchange for $79 in cash and legal, office, and other services valued at $32,800, which were used to fund the Registrant's administrative costs for the period. During the three months ended September 30, 2002, MMM advanced the Registrant an additional $1,700 of administration expenses.

     In August 2001, the Registrant accepted the resignation of the two executive officers of MPI. In connection with their resignation, 100% of the shares of the Registrant's Common Stock owned by them was contributed to the Trust in contemplation of the use thereof in winding up the Registrant's business affairs. The Trust is a New York irrevocable trust to which the Registrant's two remaining executives agreed to contribute 100% of their ownership in the Registrant, to act as co-trustees (the "Trustees"), and to perform such services as necessary to resolve the Registrant's affairs without compensation. The sole beneficiaries of the Trust are, in order of priority: (i) the taxing authorities to which MPI has payroll withholding tax liabilities;
(ii) the Trustees for indemnification of claims that may arise from their good faith guarantees of the Registrant's business obligations; and (iii) any person the Trustees reasonably believe to have made a valuable contribution toward accomplishing the Trust's purpose.

     The Registrant rented its office facilities for $5,500 per month on a month-to-month basis from an entity owned by two of its former executives through September 30, 2001, and at no charge thereafter through April 2002. Since May 2002, the Registrant has been provided office facilities, legal services and other administrative support by MMM at cost in exchange for shares of Common Stock.

     During the nine months ended September 30, 2001, the Registrant's former executives forgave $150,000 in compensation owed them by the Registrant in exchange for 37,500 shares of its Common Stock (after restatement for the reverse split) on the same terms as those granted to non-affiliated parties in connection with the forgiveness of $80,000 owed by the Registrant to the non-affiliates.

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

     6. Reverse Split of Common Stock: Effective April 5, 2002, and pursuant to approval by its shareholders at a Special Meeting held on March 25, 2002, the Registrant's Common Stock was reverse split on a one for 100 basis. As a result of this reverse split, the number of shares of the Registrant's Common Stock then outstanding was reduced from 18,000,000 to 180,000 shares. The reverse split has been reflected as of January 1, 2001, in the enclosed condensed consolidated financial statements.

     7. Going concern: These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At September 30, 2002, the Registrant has accumulated operating losses of $4,236,143 since its inception. The Registrant's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to identify, acquire, and maintain a profitable business operation. Management intends to raise the funds necessary to finance the Registrant's operating requirements until it can consummate a business combination. While the Registrant is utilizing its best efforts to achieve its goal, there can be no assurance that its plan will be successful within the foreseeable future. This condition raises substantial doubt about the Registrant's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be appropriate in view of this uncertainty.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion contains forward-looking statements regarding the Registrant's business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's products for certain applications, delays in the Registrant's introduction of new products or services, and failure by us to keep pace with emerging technologies.

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

Nine Month Periods Ended September 30, 2002 and 2001:

     Revenues - Total revenue for the nine months ended September 30, 2001 ("9M1") was $5,224,862 compared to $ -0- for the nine months ended September 30, 2002 ("9M2"). This decrease was principally attributable to the continued decline in viability of the Registrant's former live entertainment business of MPI, which led to the Registrant's disposition of that operation on December 31, 2001.

     Cost of Revenues and Gross Loss - Cost of revenues was $11,937,007 during 9M1, compared to $ -0- for 9M2. This reduction is consistent with the declining viability of the Registrant's former live entertainment operation and its disposition in December 2001.

     Expenses and Operating Loss - General and administrative expenses for 9M1 were $889,407 compared to $74,200 for 9M2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with an entirely new business.

     Net Loss - During 9M1, the Registrant's operating results before taxes were allocated to the Registrant's minority interest in proportion to their stake in profits and losses. After such allocation, provision for minimum taxes, net of any tax benefits that may be applicable, is made at statutory rates. During 9M1, the entire tax benefit of $175,000 that had been provided throughout 2000 was written off as its recovery could no longer be assured. The result is a net loss of $3,443,338 for 9M1 compared to the Registrant's net loss of $74,500 for 9M2. The average number of shares of Common Stock outstanding in each period, after restatement for the reverse split, yields a loss per share of $21.89 for 9M1 versus $0.07 for 9M2.

Quarters Ended September 30, 2002 and 2001:

     Revenues - Total revenue for the third quarter 2001 ("3Q1") was $3,110,256 compared to $ -0- for the third quarter 2002 ("3Q2"). This decrease was principally attributable to the continued decline in viability of the
Registrant's former live entertainment business of MPI, which led to the Registrant's disposition of that operation on December 31, 2001.

     Cost of Revenues and Gross Loss - Cost of revenues was a credit of $(13,182) during 3Q1 compared to $ -0- for 3Q2. This principal reason for this credit was centered in the inadvertent over-accrual of the wind up expenses of the Registrant's failing entertainment operation, which was disposed of in December 2001.

     Expenses and Operating Loss - General and administrative expenses for 3Q1 were $25,762 compared to $1,600 for 3Q2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a new business operation.


     Net Profit (Loss) - During 3Q1, the Registrant's operating results before taxes were allocated to the Registrant's minority interest in its entertainment limited partnerships in proportion to the minority interest's stake in profits and losses. After such allocation, provision for minimum taxes (tax benefits accrued during 2000 were written off in 3Q1 as their recovery could no longer be assured) is made at statutory rates. The result is a net profit of $313,111 for 3Q1 compared to the Registrant's net loss of $(1,700) for 3Q2. The average number of shares of Common Stock outstanding in each period, after restatement for the reverse split, yields a profit per share of $3.17 for 3Q1 versus a net loss per share of $0.00 for 3Q2.

Liquidity and Capital Resources


     The Registrant has no capital resources. Given the Registrant's lack of operating revenue, management believes that the Registrant's only realistic source of capital is private placements of its common stock sold to accredited investors with experience in investing in high risk entities of this sort. Given the limited options for capital available to the Registrant, there can be absolutely no assurance that the Registrant will be able to survive as a viable entity.

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

     In April 2002, in exchange for 1,000,000 shares of the Registrant's Common Stock valued at $40,000, MMM arranged for its merchant bank to represent the Registrant in its acquisition search. In addition, MMM incurred $32,800 of operating expenses on the Registrant's behalf during the six months ended June 2002 that were exchanged for 820,000 shares of the Registrant's Common Stock. The expenses and merchant banking services through June 30, 2001, together with an additional $1,700 of expenses advanced by MMM on the Registrant's behalf during 3Q2, represent virtually all of the administrative expenses of the Registrant for the nine months ended September 30, 2002. No assurances can be given that MMM's plan to acquire or merge the Registrant with another business operation will be successful, or that MMM will continue to fund the Registrant's expenses in that regard indefinitely.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:    A -  Letter on Unaudited Interim Financial Information

(b)  Reports on Form 8-K   Form 8-KSB filed October 21, 2002.




                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION

Date:  November 8, 2002


/s/____Anthony R. Russo_______________
       ----------------
 Anthony R. Russo, Chief Executive Officer


                                  CERTIFICATION

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Momentum Holdings Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


/s/ Anthony R. Russo
Anthony R. Russo
Chief Executive Officer

                                    Exhibit A

                         Letterhead of Bloom & Co., LLP


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
Momentum Holdings Corporation
477 Madison Avenue - 12th Floor
New York, NY  10022-5802

Gentlemen:

     We have reviewed the accompanying condensed consolidated balance sheet of Momentum Holdings Corporation as of September 30, 2002, and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the nine month period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

     The condensed consolidated balance sheet and condensed consolidated statements of operations as of and for the three months ended March 31, 2002 and 2001, and the six months ended June 30, 2001, were reviewed by other accountants whose reports dated May 14, 2002, and August 15, 2001, respectively, expressed that they were not aware of any material modifications that should be made to those condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainity.


/s/ Bloom & Co., LLP
Certified Public Accountants
Hempstead, New York
November 7, 2002


