Form 10KSB
period 2002-12-31
MOMENTUM HOLDINGS CORP
filed 2003-03-21
CIK 1047540

1

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10K-SB
                 Annual Report under Section 13 or 15 (d) of the
                         Securities Exchange Act 1934:

                       Fiscal Year Ended December 31, 2002

                         Commission File Number: 0-23873

                          MOMENTUM HOLDINGS CORPORATION
                    (Exact Name of Registrant in its Charter)

          Delaware                                           13-4099008
(State or other Jurisdiction
    of Incorporation)                          (IRS Employer Identification No.)

             477 Madison Avenue, 12th Floor, New York, NY 10022-5839 (Address of Principal executive Offices including Zip Code)

                                 (212) 308-8700
                         (Registrant's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ X ]

Registrant's revenues for its most recent fiscal year: $ -0-

Market  value of Common  stock held by  non-affiliates  at  December  31,  2002:
$14,250

Shares of Common Stock outstanding at December 31, 2002: 2,000,011 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]


                                TABLE OF CONTENTS


                                     PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submissions of Matters to a Vote of Security Holders


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures

                                   SIGNATURES

                                 CERTIFICATIONS



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Momentum Holdings Corporation ("Momentum") was incorporated in Delaware on January 13, 2000 under the name Momentum Holding Corp. Upon its formation, the Registrant was a wholly owned subsidiary of Momentum Productions, Inc., a New York corporation formed on February 23, 1999 ("Productions") which was engaged in the business of developing and producing live theatrical properties. On March 22, 2000, Buffalo Capital VIII, Ltd., a Colorado corporation formed on September 19, 1997 ("Buffalo") acquired all of the issued and outstanding capital stock of Productions.

On June 21, 2000, the shareholders of Buffalo approved the merger of Buffalo with and into the Registrant. The merger was effected on July 14, 2000. As a result, the corporate domicile and name of Buffalo were changed to Delaware and Momentum Holdings Corporation, respectively, and Productions became a wholly owned subsidiary of Momentum.

Since its acquisition, Productions and its live theatrical business sustained increasing losses, which led to Momentum disposing of 100% of its interest in Productions on December 31, 2001. Momentum, including Productions through its disposition on December 31, 2001, is hereinafter referred to as "the Registrant."

The Registrant's address is 477 Madison Avenue, 12th Floor, New York, NY 10022, and its telephone and facsimile numbers are (212) 308-8700 and (212) 308-3949, respectively. The Registrant's registered agent in the State of Delaware is The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801.

Recent Developments
-------------------

In December 2001, the Registrant's management determined it was in its best interest to dispose of Productions and its live entertainment business.
Accordingly, on December 31, 2001, the Registrant entered into an Asset Disposition Agreement with Momentum Resolution Trust, an affiliated New York trust formed by the Registrant's management to resolve Productions' affairs (the "Trust"). The Trust purchased 100% of the outstanding shares of Productions in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating $300,000. As Productions' liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the
Registrant's stockholders equity of $2,914,731 at December 31, 2001, the classification of which was further refined in January, 2002.

On February 5, 2002, Midwest Merger Management, LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations for more than five years ("MMM") acquired 12,001,465 shares of the Registrant's Common Stock from the Registrant's former officers, directors, and the Trust. In light of the fact that MMM acquired 66.67% of the issued and outstanding shares of the Registrant's Common Stock, MMM may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors. Accordingly, MMM may be deemed to be a parent of the Registrant. Although MMM is actively seeking a new business operation for the Registrant, there can be no assurance that MMM's plan of redirection can be implemented in a timely manner, if at all, or that such plan will achieve any material degree of success.

Effective April 5, 2002, and pursuant to approval by its shareholders at a Special Meeting held on March 25, 2002, the Registrant's Common Stock was reverse split on a one for 100 basis. As a result of this reverse split, the number of shares of the Registrant's Common Stock then outstanding was reduced from 18,000,000 to 180,000 shares. The reverse split has been reflected as of January 1, 2001, in the enclosed consolidated financial statements.

In April 2002, in exchange for 1,000,000 shares of the Registrant's Common Stock valued at $40,000 issued to MMM, MMM arranged for Brentwood Capital Corp., a privately owned business development company of which MMM is a client ("Brentwood"), to represent the Registrant in its acquisition search. In addition, MMM incurred $32,800 of operating expenses on the Registrant's behalf during the six months ended June 2002 that was exchanged for 820,000 shares of the Registrant's Common Stock. The foregoing expenses and merchant banking services at June 30, 2002, together with an additional $25,638 of expenses advanced by Brentwood on the Registrant's behalf during the six months ended December 31, 2002, represent virtually all of the administrative expenses of the Registrant for the fiscal year ended December 31, 2002. No assurances can be given that MMM's plan to acquire or merge the Registrant with another business operation will be successful, or that Brentwood will continue to fund the Registrant's expenses in that regard indefinitely.

On February 6, 2002, the Registrant filed a Registration Statement on Form S-8 registering an aggregate of 5,000,000 shares of its Common Stock, $.001 par value per share. The shares are issuable upon the exercise of options granted under the Registrant's 2002 Stock Option Plan. On February 13, 2002, and as hereinafter disclosed in Item 10, the Registrant granted an option to Brentwood to purchase an aggregate of 1,000,000 shares at $.40 per share. On February 15, 2002, the Registrant accepted Brentwood's acquisition search services valued at $40,000 as payment in full for Brentwood's option. At December 31, 2002, an aggregate of 4,000,000 shares of the Registrant's common stock remain eligible for the granting of options under the 2002 Stock Option Plan.

On December 23, 2002, the Registrant executed a Share Exchange Agreement with WorldLink Technologies, Inc., a Florida corporation ("WorldLink"). Pursuant to the Share Exchange Agreement, WorldLink agreed to exchange all 79,060,292 issued and outstanding shares of its common stock for 23,999,999 newly-issued shares of the Registrant's common stock, $.001 par value per share (the "Exchange Shares"). The number of the Exchange Shares is subject to reduction based upon revenues and total assets to be reported in WorldLink's audited financial statements for the year ended December 31, 2001, and its unaudited financial statements for the nine (9) months ended September 30, 2002 (the "WorldLink Financial Statements"). The Share Exchange Agreement provides that the number of Exchange Shares to be issued to WorldLink shall be reduced by 75,000 for each $100,000 that WorldLink's revenues are less than $7,000,000; and additionally reduced by 75,000 for each $100,000 that WorldLink's total assets are less than $13,000,000. The closing of the transaction is scheduled to take place on the second business day following WorldLink's delivery of the WorldLink Financial Statements, the Registrant's filing of a Certificate of Amendment to its Certificate of Incorporation increasing its authorized common stock capitalization to 95,000,000 shares, and other conditions precedent.

Live Theatrical Entertainment Business

Through Productions, the Registrant was engaged in the development and production of live theatrical properties through December 31, 2001. Productions was the managing general partner of Dinner with Friends, LP and The Supper Club, LP, which operated the Off-Broadway production of Dinner with Friends at the Variety Arts Theatre in New York, NY from November 1999 through May 2001, and began commercializing the North American touring rights relating thereto in October 2000, respectively. Productions was also managing general partner of The Ringing, LP, which produced the revival of Bells are Ringing, at the Plymouth Theatre on Broadway from April through June 2001. Productions additionally owned the rights to Thunder Knocking at the Door from 1999 through 2000, and retained the domestic and certain international rights to Play On!, and a musical adaptation of Summer of 42.

In view of the dramatic reduction in revenues from Dinner with Friends and Play On!, and the losses incurred in connection with Bells are Ringing and Thunder Knocking at the Door, Productions was forced to abort further development and production activities. Accordingly, in December 2001, the Registrant determined it was in its best interests to dispose of Productions and its live entertainment business.

Business of the Registrant

Since January 1, 2002, and as a result of its December 31, 2001, disposition of its entertainment business, the Registrant has not had any revenue from operations. During this period, the Registrant has been principally engaged in seeking to consummate a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Registrant will attempt to identify and negotiate with a business target for the merger of that entity with and into the Registrant. In certain instances, a target company may wish to become a subsidiary of the Registrant or may wish to contribute or sell assets to the Registrant rather than to merge. No assurances can be given that the Registrant will be successful in identifying or negotiating with any target company. The Registrant seeks to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Registrant, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Registrant will be able to enter into a business combination, or, if the Registrant does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

The Registrant's business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. The Registrant has had an unprofitable operating history and no revenues or earnings from operations for the last 12 months. The Registrant has no significant assets or financial resources. The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Registrant incurring a net operating loss which will increase continuously until the Registrant can consummate a business combination with a target company. There can be no assurance that the Registrant will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

Speculative Nature Of The Registrant's Proposed Operations. The success of the Registrant's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Registrant will be able to identify a candidate satisfying such criteria. In the event the Registrant completes a business combination, the success of the Registrant's operations will be dependent upon management of the target company and numerous other factors beyond the Registrant's control.

Scarcity of and Competition for Business Opportunities and Combinations. The Registrant is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Registrant. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Registrant and, consequently, the Registrant will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Registrant will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No Assurance Concerning the WorldLink Business Combination. Except for WorldLink, the Registrant has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Registrant's proposed business combination with WorldLink will be successfully concluded. At March 15, 2003, WorldLink had not delivered the WorldLink Financial Statements to the Registrant; and the Registrant had neither terminated the Share Exchange Agreement nor waived the production of the WorldLink Financial Statements as a condition precedent to the proposed transaction closing. In the event the proposed transaction with WorldLink fails to close, there can be no assurance that the Registrant will be able to negotiate another combination on terms favorable to the Registrant or on any terms.

Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty (20) hours per month to the business of the Registrant. The Registrant's only executive officer is Anthony R. Russo and its only "outside" director is Danny L. Pixler, neither of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of Anthony R. Russo would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

Conflicts of Interest - General. Both Messrs. Russo and Pixler, the Registrant's two Directors, participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Reporting Requirements May Delay or Preclude Acquisition. Section 13 of the 34 Act requires the Registrant to provide certain information about significant acquisitions including certified financial statements for the business being acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization. The Registrant has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Registrant. Even in the event demand exists for a merger or acquisition of the type contemplated by the Registrant, there can be no assurance the Registrant will be successful in completing any such business combination.

Lack of Diversification. The Registrant's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Registrant engaging in a business combination with only one business opportunity. Consequently, the Registrant's activities will be limited to those engaged in by the business opportunity which the Registrant merges with or acquires. The Registrant's inability to diversify its activities into a number of areas may subject the Registrant to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Registrant's operations.

Probable Change in Control and Management. A business combination involving the issuance of the Registrant's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Registrant. Any such business combination may require shareholders of the Registrant to sell or transfer all or a portion of the Registrant's common stock held by them. The resulting change in control of the Registrant will likely result in removal of the present officers and directors of the Registrant and a corresponding reduction in or elimination of their participation in the future affairs of the Registrant.

Reduction of Percentage Ownership Following Business Combination. The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Registrant issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Registrant would result in reduction in percentage of shares owned by the present shareholders of the Registrant and would most likely result in a change in control and management of the Registrant.

Aspects of Blank Check Offering. The Registrant may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Registrant. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter on terms satisfactory to the Registrant or the target.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Registrant will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to a Advisory and Occupancy Services Agreement dated December 30, 2002, with Brentwood, the Registrant occupies 300 square feet of office space, located at 477 Madison Avenue, 12th Floor, New York, NY 10022. The office facilities were provided to the Registrant by Brentwood without charge from March through September, 2002, and at the rate of $2,000 per month thereafter for a minimum of one year and cancelable thereafter upon 60 days notice. The Registrant's current office facilities are adequate for its present needs, and management expects that the Registrant will continue this arrangement until the completion of an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

Since its inception, no material legal proceedings have ever been pending against the Registrant. As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2002, nor at any time since March 25, 2002, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act, or otherwise.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately December 1999, the Registrant's common stock, its only class of trading securities, has been quoted in the NASDAQ Bulletin Board Market under the symbol MMHG. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The following quotations have been adjusted for a one for 100 reverse split of the Registrant's common stock on April 5, 2002.

       Quarter End                       Low Bid                   High Bid

       December 31, 2002                 $  0.15                   $  1.01
       September 30, 2002                   0.25                      1.50
       June 30, 2002                        0.11                      1.05
       March 3l, 2002                       0.04                      0.32

       December 31, 2001                    0.03                      0.10
       September 30, 2001                   0.05                      0.29
       June 30, 2001                        0.09                      0.39
       March 3l, 2001                       0.09                      0.40

Since the Registrant's shares began trading in the NASDAQ Bulletin Board Market, the prices for its shares have fluctuated widely. There may be many factors that may explain these variations. The Registrant believes that such factors include
(a) the demand for its common stock, (b) the number of shares of the Registrant's common stock available for sale, (c) developments in the live entertainment industry, and (d) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Registrant, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If the Registrant became the object of securities class action litigation, it could result in substantial costs and a diversion of its management's attention and resources and have an adverse effect on the Registrant's ability to consummate a business combination. In addition, holders of shares of the Registrant's common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Registrant's common stock.

The trading of shares of the Registrant's common stock is subject to limitations set forth in Rule 15g-9 of the Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b)  Holders

As of December 31, 2002, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

         Title of Class                            Number of Record Holders
         --------------                            ------------------------

         Common Stock, $.001 par                            150

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c)  Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2001 and 2002. Other than the requirements of the General Corporation Law of the State of Delaware that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

On December 31, 2001, the Registrant discontinued its live entertainment operations and as a result did not report any revenues or direct expenses in 2002.

Commencing on January 1, 2002, the Registrant's general and administrative expenses were entirely attributable to its reporting obligation under the 34 Act, its tax and good standing obligations to the States of Delaware and New York, and the payment of transfer agent fees and incidental overhead expenses associated with searching for a business combination candidate. During this period, and pursuant to an Advisory and Occupancy Services Agreement dated December 30, 2002, the Registrant's general and administrative activities were facilitated by Brentwood. Pursuant to the agreement, Brentwood provided the Registrant with office facilities on a rent-free basis from March through September 2002, and at $2,000 per month thereafter, and certain management services without charge from March 2002 through March 2003 and at the rate of $7,500 per month thereafter.

The Registrant did not conduct any research and development or selling and marketing activities in the fiscal year ended December 31, 2002. The Registrant's principal activity is seeking a profitable privately owned business with which to enter into a business combination with the assistance of Brentwood.

During the fiscal year ended December 31, 2002, the Registrant recognized a net loss of $98,658. The net loss was principally the result of accrued franchise tax obligations, professional fees and related overhead expenses. The amount of general and administrative expenses in 2002 was $98,258. The Registrant does not anticipate sales of any products or service in the foreseeable future other than those of a potential merger partner.

The drastic reduction in both the Registrant's gross revenue and general and administrative expenses for the fiscal year ended December 31, 2002 compared to 2001, was entirely attributable to the Registrant's divestiture of its live theatrical entertainment operations. This divestiture left the Registrant without material assets or capital resources. Accordingly, during the fiscal year ended December 31, 2002, continued economic viability of the Registrant was entirely dependent upon: (1) Brentwood providing the Registrant with office facilities and management services on favorable terms, and (2) the Registrant's successful business combination with a profitable operating company. The future of the Registrant is entirely dependent on new management's ability to secure a business combination partner or establish profitable operations.

Financial Condition

In December 2001, the Registrant disposed of its live theatrical entertainment business and changed its direction to searching for a business combination partner. At December 31, 2002, the Registrant did not have any significant cash or assets. The Registrant's current liabilities of $25,838 as of December 31, 2002, represented a significant increase from its current liabilities as of December 31, 2001. The increase was entirely attributable to the accrued professional fees and expenses incurred during the latter part of 2002, as an aggregate of $72,800 of the Registrant's expenses during the first half of the year were satisfied through the original issuance of shares of its Common Stock.

The Registrant is authorized to issue up to 50,000,000 shares of its Common Stock; and 10,000,000 shares of Preferred Stock, $.001 par value per share. As of December 31, 2002, there were 2,000,011 shares of the Registrant's Common Stock issued and outstanding, an increase of 1,820,000 shares from December 31, 2001. As of December 31, 2002, no shares of the Registrant's Preferred Stock were issued and outstanding.

Capital Expenditures

The Registrant did not have any material commitments for capital expenditures at December 31, 2002 or 2001.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

Forward Looking Statements

This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this registration statement, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.

ITEM 7. FINANCIAL STATEMENTS


        Independent Auditors Report

        Consolidated Balance Sheets at December 31, 2002 and 2001

        Consolidated Statements of Operations for the Years Ended
                 December 31, 2002 and 2001

        Consolidated Statement of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2002 and 2001

        Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2002 and 2001

        Notes to Consolidated Financial Statements


                          INDEPENDENT AUDITOR'S REPORT

                                BLOOM & CO., LLP
                           Certified Public Accountant
                          50 Clinton Street - Suite 502
                            Hempstead, New York 11550
                                Tel. 516 486-5900


Board of Directors
Momentum Holdings Corporation
477 Madison Avenue - 12th Floor
New York, NY 10022


We have audited the balance sheet of Momentum Holdings Corporation as of December 31, 2002, and the related statements of income, accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Momentum Holdings Corporation as of December 31, 2001, were audited by other auditors whose report dated February 5, 2002, expressed an unqualified opinion on those statements. We also audited the adjustment described in Note 7 that was applied to restate the opening accumulated deficit and additional paid in capital accounts for the year ended December 31, 2002. In our opinion such adjustment is appropriate and has been properly applied.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Momentum Holdings Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Momentum Holdings Corporation will continue as a going concern. As discussed in the Note 3, the Company has sustained accumulated losses of $2,022,193, from inception to December 31, 2002 and has discontinued its principal line of operations. The Company's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Momentum Holdings Corporation including its search for a viable business combination candidate. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bloom & Co., LLP
Hempstead, New York
March 22, 2003




                          MOMENTUM HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001




                                                 2002                2001
                                                 ----                ----


ASSETS

Current assets:

     Cash                                     $        100        $        41
                                               -----------        -----------
        Total current assets                           100                 41
                                               -----------        -----------

        Total assets                          $        100        $        41
                                               ===========        ===========



LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
    Due to Brentwood Capital Corp.            $     25,638        $        -
    Accrued income taxes payable                       200                 -
                                                 ---------         ---------
      Total liabilities                             25,838                 -
                                                 ---------         ---------

Stockholders' equity (deficit):
    Preferred stock, $.01 par,
    10,000,000 shares Authorized;
    no shares issued and outstanding          $         -         $        -

    Common stock, $.001 par,50,000,000 shares
    Authorized; 2,000,011 and 180,011
    shares issued and outstanding in
    2002 and 2001, respectively                      2,000               180

    Additional paid-in capital                   1,994,455         4,161,504
    Retained earnings                           (2,022,193)       (4,161,643)
                                                -----------        ---------
      Total stockholders' equity (deficit)         (25,738)               41
                                                ----------         ---------

      Total liabilities and
        stockholders' equity                  $        100       $        41
                                                ==========         =========




           See accompanying Notes to Consolidated Financial Statements



                          MOMENTUM HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                 2002               2001
                                                 ----               ----
Revenue:
    Box office income                        $        -        $ 4,962,025
    Royalties and other income                        -            279,543
                                              ---------          ---------

         Total revenue                                -          5,241,568
                                              ---------          ---------


Costs of revenue:
    Theatre production expenses                      -           5,981,773
    Development costs                                -               5,925
    Amortization of production costs                 -           6,110,973
                                            ----------           ---------
         Total cost of revenue                       -          12,098,671
                                            ----------          ----------

Gross loss                                           -          (6,857,103)
General and administrative expenses             98,258             877,788
                                            ----------          ----------

Operating loss before minority interest        (98,258)         (7,734,891)

Minority interest                                    -           4,332,889
                                            -----------          ---------
Loss before taxes                              (98,258)         (3,402,002)
                                            -----------          ---------

Income tax expense:
    Current                                        400               1,179
    Deferred                                         -             175,000
                                           -----------           ---------
                                                   400             176,179
                                           -----------           ---------

Net loss                                       (98,658)         (3,578,181)
                                           ===========          ==========



Loss per share                           $        (.06)     $       (8.29)
                                           ===========       ============


Weighted average shares outstanding           1,313,846           161,695
                                           ===========      ============





          See accompanying Notes to Consolidated Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2002 and 2001




                                  Preferred stock,           Common stock,
                                    $.01 par                  $.001 par

                                  Shares    Amount       Shares        Amount


Balance, January 1, 2001               -   $    -       11,704,500    $11,704
Effect of 1:100 Reverse
Split of Common Stock                  -        -      (11,587,444)   (11,587)
                                 -------    -----       ----------    -------
January 1, 2001, restated              -        -          117,056        117
Issuance of shares
in cancellation of debt -
      Third parties                    -        -           20,000         20

      Related parties                  -        -           37,500         37

Sale of preferred shares         350,000      3,500              -          -

Minority interest -
   Change in capital, net              -        -                -          -
   Share of period results             -          -
                                                                 -          -
Exchange of preferred for
common shares                  (350,000)    (3,500)          2,700          3

Issuance of shares in
exchange for services                  -          -          2,755          3

Disposition of Productions             -          -              -          -

Net loss                                          -
                                       -                         -          -
                               ---------  ---------    -----------   --------
                               ---------  ---------    -----------   --------
Balance, December  31,
2001, restated for 1:100
reverse stock split                    -  $       -        180,011     $  180

Reclassification of
opening capital accounts
per Note 7                             -          -              -          -
                               ---------- ---------    -----------   --------
                               ---------- ---------    -----------   --------
Balance, January 1, 2002,
after reclassification                 -  $       -        180,011        180

shares for - cash                      -          -          1,975          2
             Services                  -          -      1,818,025      1,818


Net loss                               -          -              -          -
                              ----------   --------     ----------    -------
                              ----------   --------     ----------    -------

Balance, December 31, 2002             -  $       -      2,000,011   $  2,000
                             ===========  =========    ===========    =======
                                           -


          See accompanying Notes to Consolidated Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2002 and 2001




                              Additional      Retained
                               paid-in        earnings      Minority
                               capital       (deficit)      interest      Total
                              ---------       -------       --------     ------

Balance, January 1, 2001      $ 687,495    $ (583,462)   $ 1,046,828  $1,162,565
Effect of 1:100 Reverse
Split of Common Stock            11,587             -              -          -
                              ---------       -------      ---------   --------

January 1, 2001, restated       699,082      (583,462)     1,046,828   1,162,565

Issuance of shares
in cancellation of debt -
      Third parties              79,980             -             -       80,000
      Related parties           149,963             -             -      150,000


Sale of preferred shares        311,499             -             -      314,999

Minority interest -
   Change in capital, net             -             -     3,372,115    3,372,115
   Share of period results            -             -   (4,332,889)  (4,332,889)


Exchange of preferred for
common shares                     3,497             -            -            -

Issuance of shares in
exchange for services             2,752             -            -        2,755

Disposition of Productions    2,914,731             -     (86,054)    2,828,677

Net loss                              -    (3,578,181)          -    (3,578,181)
                              ---------    ----------   ----------   ----------
                              ---------    ----------   ----------   ----------

Balance, December  31,
2001, restated for 1:100
reverse stock split         $ 4,161,504   $(4,161,643)  $       -   $       41

Reclassification of
opening capital accounts
per Note 7
                             (2,238,108)    2,238,108           -           -
                              ---------    ----------   ---------    --------

Balance, January 1, 2002,
after reclassification        1,923,396    (1,923,535)          -          41

Issuance of common
 shares for - cash                   77             -           -          79
              Services           70,982             -           -      72,800
Net loss                              -       (98,658)          -     (98,658)


                             ----------    -----------   ---------   ---------


Balance, December 31, 2002  $ 1,994,455   $(2,022,193)    $    -    $ (25,738)
                              =========     =========     ======    =========
                                           -


          See accompanying Notes to Consolidated Financial Statements.




                          MOMENTUM HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001





                                                        2002           2001
                                                        ----           ----

Cash provided (used) by:
  Operating activities:
    Cash received from customers                  $     -        $ 5,318,069
    Cash paid to suppliers                            (20)        (5,310,625)
    Income taxes paid                                   -             (1,179)
                                                  --------        ----------

       Net cash provided by (used in)
          operating  activities                       (20)             6,265
                                                   -------         ---------

Investing activities:
  Theatre productions in development                   -         (4,954,169)
                                                 --------        ----------

       Net cash used by investing
           activities                                  -         (4,954,169)
                                                --------         ----------

Financing activities:
   Proceeds from issuance of notes payable             -          1,272,207
    Disposition of Productions subsidiary              -            (17,163)
    Proceeds from (repayments to) related
      parties                                          -           (243,710)
    Proceeds from sale of preferred shares, net        -            314,999
    Proceeds from issuance of common shares
     for cash                                         79                  -
    Minority interest capitalization, net              -          3,372,115
                                               ---------         ----------

       Net cash provided by financing
         activities                                   79          4,698,448
                                               ---------         ----------


Increase (decrease) in cash, net                      59          (249,456)

Cash, beginning of period                             41           249,497
                                               ---------           -------

Cash, end of period                              $   100           $    41
                                               =========           =======




          See accompanying Notes to Consolidated Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Concluded)

                                                         2002            2001
                                                        -----            ----
Reconciliation of net loss to net cash
 provided by (used in) operating
   activities:

Net loss $                                         $  (98,658)     $ (3,578,181)
                                                      --------        ---------

Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Non-cash expenses for merchant banking, legal
       and other administrative costs                  72,800                 -
     Amortization                                           -         6,110,973
      Minority interest                                     -        (4,332,889)
   Deferred income taxes                                    -           175,000
      Issuance of common Stock for
        professional services                                             2,755

     Decreases in assets:
       Accounts receivable                                  -            76,501
       Prepaid expenses                                     -            27,646
       Deposits                                             -           161,360

     Changes in liabilities increase (decrease):
       Accounts payable and accrued expenses              200         1,383,355
       Accounts payable and accrued expenses
          - related party                              25,638           (20,255)
                                                   ----------        ----------

         Total adjustments                             98,638         3,584,446
                                                   ----------        ----------

Net cash provided by (used in) operating
       activities                               $        (20)      $      6,265
                                                  ===========       ===========



Supplemental non-cash financing activities:
-------------------------------------------

On April 13, 2002, the Registrant issued 1,000,000 shares of its Common Stock, $.001 par, in exchange for merchant banking services rendered during the six months ended June 30, 2002, valued at $40,000. On June 24, 2002, the Registrant issued 818,025 shares in exchange for legal services, office facilities, and other administrative services provided through June 30, 2002, valued at $32,800. During the six months ended December 31, 2002, the Registrant was the beneficiary of an additional $25,638 of expenses advanced by a related party.

During the year ended December 31, 2001 the Registrant issued 57,500 shares of its common stock in exchange for the cancellation of delinquent obligations of $230,000, exchanged 350,000 shares of preferred stock for 2,700 shares of common stock, and issued 2,755 shares of common stock for professional services with a fair value of $2,755.

On December 31, 2001, the Registrant disposed of 100% of its interest in its entertainment subsidiary to a trust formed for the purpose of resolving that subsidiary's affairs. The non-cash portion of this transaction totaled $2,931,894.

          See accompanying Notes to Consolidated Financial Statements.




                          MOMENTUM HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Note 1. Principles of Consolidation and Nature of Operations:

The consolidated financial statements include the accounts of Momentum Holdings Corporation (the "Registrant"), a Delaware corporation formed January 2000, and through December 31, 2001, its wholly owned subsidiary Momentum Productions, Inc., and the entertainment limited partnerships in which it acted as a general partner, Dinner with Friends, L.P., The Supper, L.P., The Ringing, L.P. and The Thunder, L.P., collectively "Productions". As the Registrant disposed of its interest in Productions effective December 31, 2001, the accompanying consolidated balance sheets at December 31, 2001 and 2002, and the consolidated statement of operations for the year ended 2002 include the accounts of only the Registrant. All material inter-company accounts and transactions have been eliminated in consolidation.

Productions, a New York Corporation formed in February 1999, was merged into the Registrant during June 2000. Prior to the merger, Productions was acquired by Buffalo Capital VIII, LTD. in a transaction accounted for as a reverse acquisition (Note 9A). This entity was engaged in the development of vertically integrated entertainment businesses including, but not limited to, theatre management and development, production and promotion of theatrical and ancillary rights for musicals, plays and films. The entertainment properties of Productions were generally financed through partnerships in which it owned a general and often a limited interest.

Dinner with Friends, L.P., is a New York partnership formed May 1999, in which Productions is managing general partner. This entity operated the production of Dinner with Friends at the Variety Arts Theatre, Off-Broadway in New York, NY that performed from October 1999 through May 2001 and continues to receive certain royalty income.

The Supper, L.P., is a New York partnership formed July 2000, in which Productions is managing general partner. This entity operates the touring production of Dinner with Friends which performed in Boston, MA during November 2000 and appeared in other touring markets during 2001.

The Ringing L.P., is a New York partnership formed May 2000, in which Productions is managing general partner. In April 2000, this entity launched a Broadway production of Bells Are Ringing, a revival of a 1950's hit musical. The production was unable to develop sufficient audience share and, after running 13 weeks through June 2001 was closed, resulting in a loss of approximately $7,000,000.

In December  2001,  the  Registrant  determined  it was in its best  interest to dispose of Productions and its entertainment partnerships. Accordingly, on December 31, 2001, the Registrant entered into an Asset Disposition Agreement with MPI Resolution Trust, a New York trust formed by the Registrant's management to resolve Productions' affairs that purchased 100% of the outstanding shares of Productions in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating approximately $300,000. As Productions' liabilities exceeded its assets, the disposition resulted in an aggregate increase to stockholders' equity of $2,914,731. See Note 8(E) for the classification of this increase.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $2,022,193 as of December 31, 2002. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to achieve a business combination with a profitable entity. Management plans to raise equity capital to finance the operating and capital requirements of the Registrant including its search for a viable business combination candidate. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

On December 23, 2002, the Registrant executed a Share Exchange Agreement with WorldLink Technologies, Inc., a Florida corporation ("WorldLink"). Pursuant to the Share Exchange Agreement, WorldLink agreed to exchange all 79,060,292 issued and outstanding shares of its common stock for 23,999,999 newly issued shares of the Registrant's common stock, $.001 par value per share (the "Exchange Shares"). The number of the Exchange Shares is subject to reduction based upon revenues and total assets to be reported in WorldLink's audited financial statements for the year ended December 31, 2001, and its unaudited financial statements for the nine (9) months ended September 30, 2002 (the "WorldLink Financial Statements"). The Share Exchange Agreement provides that the number of Exchange Shares to be issued to WorldLink shall be reduced by 75,000 for each $100,000 that WorldLink's revenues are less than $7,000,000; and additionally reduced by 75,000 for each $100,000 that WorldLink's total assets are less than $13,000,000. The closing of the transaction is scheduled to take place on the second business day following WorldLink's delivery of the WorldLink Financial Statements, the Registrant's filing of a Certificate of Amendment to its Certificate of Incorporation increasing its authorized common stock capitalization to 95,000,000 shares, and other conditions precedent.

At March 15, 2003, WorldLink had not delivered the WorldLink Financial Statements to the Registrant; and the Registrant had neither terminated the Share Exchange Agreement nor waived the production of the WorldLink Financial Statements as a condition precedent to the proposed transaction closing.

Note 2. Summary of Significant Accounting Policies:

(A) Cash and Cash Equivalents. The Registrant considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

(B) Investment in Theatrical Productions. The entertainment projects the Registrant had invested in were generally financed through limited partnership structures in which the Registrant would own a general and often a limited interest. These were recorded at the lower of cost or estimated realizable value.

(C) Revenue Recognition. Fees for management services rendered, including amounts in consideration for facilities provided, were recognized in the period earned. Royalties were recognized in the period to which they relate. Costs are recognized as incurred.

(D) Production Costs. Production costs were capitalized at cost and were being amortized over the estimated lives of the theatrical productions using the income forecast method.

(E) Advertising Costs. Advertising costs were charged to operations when the advertising first takes place. Advertising expenses, included in the accompanying financial statement caption "theatre production expenses", are approximately $ -0- and $874,000 for the years ended December 31, 2002 and 2001, respectively.

(F) Income Taxes. The Registrant accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

(G) Loss Per Share Loss per share is computed based on the weighted average number of shares of common stock outstanding. All per share data retroactively reflects the effect of the reverse acquisition (see Note 8(A)).

(H) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3. Theatre Production Costs

                                                           2002           2001
                                                           ----           ----
Dinner with Friends - Off-Broadway, New York, NY          $    -     $  475,243
Dinner with Friends - Touring company                          -         97,960
Bells are Ringing - Broadway, New York, NY                     -      5,881,668
                                                          ------      ---------
Total production costs                                         -      6,454,871
Less accumulated amortization                                  -      6,454,871
                                                         -------      ---------
Theatre production costs, net                            $     -     $        -
                                                         =======      =========

For the years ended December 31, 2002 and 2001, the Registrant amortized $ -0-and $6,110,973, respectively, of production costs.

Note 4. Related Party Transactions

(A)  Formation of Momentum Resolution Trust (the "Trust").

During August 2001, the Registrant accepted the resignation of the two executives that operated Productions. In connection with their resignation, 100% of the Registrant shares they owned were contributed to a Trust in contemplation of their use in resolving the Registrant's business affairs. The Trust is a New York irrevocable trust to which the Registrant's two remaining executives agreed to contribute 100% of their ownership in the Registrant, to act as Trustees, and to perform such services as necessary to resolve the Registrant's affairs without compensation.

The sole beneficiaries of the Trust are in order of priority: the taxing authorities to which Productions has payroll withholding tax liabilities, the Trustees for indemnification of claims that may arise from their good faith guarantees of any of the Registrant's business obligations, and any person the Trustees deem to have made a valuable contribution to the accomplishment of the Trust's purpose.

On February 5, 2002, the Trust delivered 12,001,465 shares or 66.7% of the Registrant's stock to Midwest Merger Management, LLC in exchange for $250,000 in cash, notes and common stock.

(B)  Overhead Expense.

For the years ended December 31, 2002 and 2001, the Registrant incurred approximately $98,258 and $261,500, respectively, of overhead costs, which consist of management fees, and reimbursements to a related entity for its share of recurring administrative and overhead expenses.

(C)  Accounts Payable and Accrued Expenses - Related Party.

At December 31, 2002 and 2001, the Registrant has an outstanding balance of $25,638 and $ -0- due to such related parties.


(D)  Agreement with Midwest Merger Management and Brentwood

MMM arranged for Brentwood to represent the Registrant in its search for an operating business in exchange for 1,000,000 shares of the Registrant's Common Stock valued at $40,000. In addition, MMM was issued 820,000 shares of the Registrant's Common Stock in exchange for $79 in cash and legal, office, and other services valued at $32,800, which were used to fund the Registrant's administrative costs for the period.


(E)  Occupancy and Service Agreement

On July 1, 2002, the Registrant executed an Occupancy and Service Agreement with Brentwood which provided for, among other things, the use by the Registrant of 300 square feet of office and related facilities free of charge from March through September 2002, and at $2,000 per month thereafter, and for the provision of management services by Brentwood to Registrant without charge from March 2002 through March 2003, and at $7,500 per month thereafter. Under the terms of the agreement Brentwood also pays for the Registrant's recurring administrative and reporting expenses and bills the Registrant monthly. At December 31, 2002, the Registrant owed Brentwood $6,000 for monthly office charges and $19,638 in general and administrative expenses or $25,638.

The Registrant rented its office facilities for $5,500 per month on a month-to-month basis from an entity owned by two of its former executives through September 30, 2001, and at no charge thereafter through February 2002. Since March 2002, the Registrant has been provided an office, legal and other administrative services by MMM at cost in exchange for shares of Common Stock.

Note 5. Income Taxes

The components of income tax expense (benefit) are as follows:

                                                        2002          2001
                                                       ----           ----
Current
      Federal                                       $      -       $      -
      State and local                                    400          1,179
                                                     -------         ------
                                                         400          1,179
                                                     -------         ------
Deferred
      Federal                                             -         107,000
      State and local                                     -          68,000
                                                    -------        --------

                                                          -         175,000
         Total                                     $    400        $176,179
                                                    =======         =======


A reconciliation of the statutory Federal income tax rate follows:

                                                       2002           2001
                                                       ----           ----
Statutory federal income tax rate (benefit)            (34)%          (34)%
State and local taxes (benefit) net of
  federal tax benefit                                   (8)            (8)
Effect of graduated rates                                -              -
Valuation allowance                                     42             42
                                                     -----           ----
                                                         -  %           - %
                                                     =====           ====

The details of deferred tax assets and liabilities are as follows:

                                                      2002          2001
                                                      ----          ----
Deferred income tax assets:
Net operating loss carryforward (NOL)            $ 848,000      $600,000
Valuation allowance                               (848,000)     (600,000)
                                                 ---------     ---------
         Deferred income tax asset, net          $       -      $      -
                                                 ==========    =========


The valuation allowance relating to deferred income tax assets was increased by $425,000, from $175,000, at December 31, 2000, to $600,000 on December 31, 2001.
The Company concluded that it is more likely than not that all tax assets will expire without providing tax benefit due to lack of future net income. Consequently, the Company increased the allowance by $425,000 to offset the increased tax assets from 2001 NOL and $175,000 of tax assets recognized in 2000.

In 2002, the Company used a statutory tax rate of 42% and estimated the tax asset to be $848,000. The valuation allowance of $600,000 was increased by $248,000 to equal the amount of the Company's tax assets that are estimated to expire without providing future tax benefits.

                                                                Estimated Tax
   Year Loss       Expiration            Operating               Asset on Net
   Incurred           Date                 Loss                Operating Loss

   2000               2020             $ (584,000)               $  245,000
   2001               2021             (1,339,000)                  562,000
   2002               2022                (99,000)                   41,000
                                       ----------                 ---------
                                     $ (2,022,000)               $  848,000
                                        =========                 =========

Internal Revenue Code Section 382 establishes a limit on the amount of NOLs of the Company that may be used to offset income after the ownership change that occurred in 2002.

Under the Section 382 there will be an owner shift any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the "testing period. The "testing period" is generally a three-year period ending on the date of any owner or equity structure shift.

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a rate established monthly by the Internal Revenue Service.

Note 6. Stockholders Equity

A.   Reverse Acquisition

Productions completed a merger with Buffalo Capital VIII, Ltd. ("Buffalo") during March 2000, Buffalo acquired 100% of the outstanding stock of the Registrant in exchange for approximately 82.9% of its outstanding stock. This merger was accounted for as reverse acquisition since the shareholders of the Registrant have control of Buffalo after the merger. In connection with this transaction, the Registrant's shareholders returned 9,470,000 common shares to authorized and unissued, and cancelled the Class A and Class B warrants outstanding and the Registrant issued 9,120,000 new shares to the former shareholders of Productions. Upon completion of the foregoing, the Registrant had a total of 11,704,500 common shares outstanding, of which the former owners of Productions held 82.9%.

B.   Recapitalization

In June 2000, the Registrant was merged into its Delaware subsidiary and renamed the surviving entity Momentum Holdings Corporation. The principal effects of the merger were to more closely align the Registrant's identity with its operating business, change its domicile from Colorado to Delaware, and to restate the par values for its Preferred and Common Shares to $.01 and $.001, respectively. In addition, the number of Common Shares authorized was reduced from 100,000,000 to 50,000,000, without changing the number of preferred shares authorized of 10,000,000. The Registrant's capital accounts have been restated to give effect to this recapitalization.


Effective April 5, 2002, and pursuant to approval by its shareholders at a Special Meeting held on March 25, 2002, the Registrant's Common Stock was reverse split on a one for 100 basis. As a result of this reverse split, the number of shares of the Registrant's Common Stock then outstanding was reduced from 18,000,000 to 180,000 shares. The reverse split has been reflected as of January 1, 2001, in the enclosed consolidated financial statements.


C.   Issuance of Common Stock

During March 2001, the Registrant issued 5,750,000 common shares at $0.04 per share, in cancellation of $230,000 in liabilities. In December 2001, the Registrant issued 270,000 common shares in exchange for cancellation of the 350,000 preferred shares issued in May 2001, and additional 275,500 common shares at $0.01 per share, for professional fees rendered.

D.   Preferred Stock

In May 2001, the Registrant issued 350,000 preferred shares in exchange for $350,000. During December 2001, the preferred shares were cancelled in exchange for 270,000 pre reverse split shares of common stock or 2,700 reverse split common shares.

E. Options

On February 6, 2002, the Registrant filed a Registration Statement on Form S-8 registering an aggregate of 5,000,000 post reverse split shares of its Common Stock, $.001 par value per share. The shares are to be issued upon the exercise of options granted under the Registrant's 2002 Stock Option Plan. On February 13, 2002, the Registrant granted an option to Brentwood to purchase an aggregate of 1,000,000 shares at $.40 per share. On February 15, 2002, the Registrant accepted Brentwood's acquisition search services valued at $40,000 as payment in full for Brentwood's option. The option expires on April 15, 2003. At December 31, 2002, an aggregate of 4,000,000 shares of the Registrant's common stock remain eligible for the granting of options under the 2002 Stock Option Plan.


Note 7. Disposition of Productions

During 2001, the Registrant's Board of Directors determined that it was in the Registrant's best interest to dispose of Productions and its entertainment projects. Accordingly, on December 31, 2001, pursuant to an Asset Disposition Agreement, between the Company and MPI Resolution Trust, a New York irrevocable trust formed and managed by the Company officers for the purpose of resolving Production's affairs (the "Trust"), the Registrant transferred 100% of the outstanding shares of Productions to the Trust in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating $300,000. The net liabilities transferred pursuant to this agreement include delinquent obligations, fiduciary withholdings applicable to payroll taxes and related taxes, as follows:

                                                                     2001
Liabilities of Productions to government and third parties:

    Accounts payable and accrued expenses                       $  542,633
    Accrued payroll taxes and related expenses                     900,000
    Notes payable                                                  835,638
                                                                 ---------
                                                                 2,278,271
Liabilities of Productions to related parties and minority interest:

    Notes payable-- related parties                                290,569
    Minority interest                                               86,054
                                                                 ---------
                                                                   376,623
Total Productions liabilities                                    2,654,894
                                                                 ---------

Assets of Productions - Cash                                        17,163

                        Loan receivable-- related party             23,000
                        Production costs, net                           --
                                                                 ---------

Total Productions assets                                            40,163
                                                                 ---------

Productions liabilities in excess of assets                      2,614,731


Liabilities of the Company assumed by the Trust                    300,000
                                                                ----------
Total Liabilities Removed from the Company at
     December 31, 2001                                        $  2,914,731
                                                                 =========

As of December 31, 2001, the Company classified the entire amount of the liabilities removed of $2,914,731 as an increase to paid in capital. Upon further examination of the composition of the net liabilities, the Company concluded that only the $376,623 due related parties and minority interest and the $300,000 of liabilities assumed by the Trust were proper increases to paid in capital. Accordingly, the $2,238,108 excess was reclassified to the Company's opening accumulated deficit balance for the year ended December 31, 2002.

Note 8. Multiemployer Pension Plans

Productions made contributions during the period ended December 31, 2001, to multi-employer pension plans that cover its various union employees. These plans provide benefits based on union members' earnings and periods of coverage under the respective plans. The amount attributable to the pension portion of the contributions is not readily available. However, in the event of plan terminations or Productions withdrawal from the plans, Productions may be liable for a portion of the plans' unfunded vested benefits, the amounts of which, if any, have not been determined.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 20, 2002, the Registrant's accountants, Marden Harrison & Kreuter CPAs P.C., ("MHK") resigned from its engagement as the Registrant's independent accountants. The decision to select new independent accountants was approved by the Registrant's Board of Directors and reported in the Registrant's August 15, 2002 Form 8-K filed with the Securities and Exchange Commission. On August 15, 2002, the Registrant engaged Pascale, Razzino, Alexanderson & Co., PLLC, CPA's ("Pascale"), as its independent accountants for the year ending December 31, 2002. MHK's report on the financial statements for either of the three fiscal years ended December 31, 1999, 2000 and 2001 and the three months ended March 31, 2002, did not contain any adverse opinion or a disclaimer of opinion nor was the same qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with MHK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused MHK to make reference to such subject matter in a report.

Pascale reported on the condensed consolidated financial statements of the Registrant as of and for the three months ended June 30, 2002, the only report issued by Pascale. Pascale's report did not contain any adverse opinion or a disclaimer of opinion, nor was the same qualified or modified as to uncertainty, scope limitation or accounting principles. In addition, and during Pascale's period of engagement, there were no disagreements with Pascale on any matter of accounting principles or practices, financial statement disclosure or limitation of scope or procedure which would have caused Pascale to make reference to such subject matter in a report.

On September 16, 2002, Pascale resigned from its engagement as the Registrant's independent accountants. As a result thereof, on October 22, 2002, and as reported in the Registrant's Form 8-K as filed with the Securities and Exchange Commission, the Registrant engaged Bloom & Co., LLP as the Registrant's independent accountants. The decision to select new independent accountants was approved by the Registrant's Board of Directors.

Except for the foregoing,  there have been no changes in or  disagreements  with
the   Registrant's   accountants  on  any  matter  of  accounting  or  financial disclosure.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

                    Duration and Date
                    of Expiration of       Position and Office       Age and
Name                 Present Term           with Registrant      Director Since

Anthony R. Russo        One year           Chief Executive             60
                     March 31, 2003         Officer, and Director  January 2000

Danny L. Pixler         One year                                      54
                     March 31, 2003        Director                 March 2002

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Anthony R. Russo, has served as the Registrant's President since March 2002, and Chief Financial Officer and Director since January 2000. Simultaneously therewith since September 1999, Mr. Russo has served as the President, Chief Financial Officer and director of Amici Ventures, Inc., an inactive publicly owned New York corporation with a class of securities registered pursuant to
Section 15(d) of the Exchange Act. Simultaneously therewith since August 2002, Mr. Russo has served as President, Chief Financial Officer and director of Edgar Filing.net, Inc., an inactive publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Simultaneously therewith since August 2002, Mr. Russo served as President and director of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act . Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Prior thereto since 1990, Mr. Russo served as President and Chief Executive of Cartilage Technologies, Inc., a privately owned manufacturer and marketer of dietary supplements headquartered in Elmsford, New York. Prior thereto since 1971, he served as President and Chief Executive of Sherwood Corporation, a publicly owned financial services firm in New York City. In his capacity as President, Mr. Russo often served as a member of the board of directors of several small and emerging companies including Lloyds Electronics, Inc. (AMEX: LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York City. Mr. Russo received a Bachelor of Business Administration degree in accountancy practice from Pace University in 1967, was licensed as a certified public accountant by the State of New York in 1969, and received a Masters degree in Business and Policy from the Empire State College of the State University of New York at Saratoga Springs in 2001. Mr. Russo has been a member of the American and New York Associations of CPA's since 1969; and a member of the National Association of Corporate Directors since 1998.

Danny L. Pixler has been a director of the Registrant since March 2002. Simultaneously therewith and since November 2002, Mr. Pixler has been the President, Chief Operating Officer and a member of the Board of Directors of Certified Services, Inc. a publicly owned and traded Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Certified Services, Inc. is a New York City based holding company engaged in the acquisition and management of professional employer organizations. Simultaneously therewith and since 1994, Mr. Pixler was employed by Logistics Management Resources, Inc., a publicly owned and traded Colorado corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act, and its predecessors in increasingly responsible positions including President since July 1998. Prior thereto from 1993 to 1994, Mr. Pixler served as President of Joseph Land Group, a South Carolina based transportation company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truckload refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

Directorship

Except as disclosed in this Item, each director of the Registrant has indicated to the Registrant that he is not presently a director in any other Registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

(b)  Identification of Certain Significant Employees

The Registrant does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Registrant.

(c)  Family Relationships

No family relationship exists between any director or executive officer of the Registrant.

(d)  Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires the Registrant's executive officers and directors and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Registrant on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports they file. To the Registrant's knowledge, Anthony R. Russo and Danny L. Pixler, the Registrant's executive officers and directors, and Midwest and BCC, beneficial owners of greater than 10% of Registrant's Common Stock, have complied with all Section 16(a) filing requirements applicable to them during the Registrant's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

(a)  General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2002, the aggregate compensation paid to, accrued or set aside for any executive officer or director of the Registrant was $691,500.

(b)  Summary Compensation Table.



                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
Name and Position    Year        Salary          Bonuses         Other

Mitchell Maxwell,    2000       $172,500         $20,000           -
Chairman through     2001         74,000               -           -
June 2001            2002              -               -           -

Mark Balsam, CEO,
President, and       2000        172,500          20,000           -
Director through     2001         82,500               -           -
February 2002        2002              -               -           -

Anthony R. Russo,
CFO, and Director
through March       2000         27,500                -           -
2002, CEO and       2001         27,500                -           -
Director since      2002              -                -           -

Victoria Maxwell,   2000         57,500           10,000           -
EVP through         2001         27,500                -           -
June 2001           2002              -                -           -

Danny L. Pixler,    2000              -                -           -
Director since      2001              -                -           -
March 2002          2002              -                -           -

Totals              2000       $430,000          $50,000           -
                    2001        211,500                -           -
                    2002              -                -           -


                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                               Awards                  Payments
Name and Position   Year     Stock     Options      LTIP      Other

Mitchell Maxwell,   2000       -          -           -         -
Chairman through    2001       -          -           -         -
June 2001           2002       -          -           -         -

Mark Balsam, CEO,
President, and      2000       -          -           -         -
Director through    2001       -          -           -         -
February 2002       2002       -          -           -         -

Anthony R. Russo,
CFO, and Director
through March       2000       -          -           -         -
2002, CEO and       2001       -          -           -         -
Director since      2002       -          -           -         -

Victoria Maxwell,   2000       -          -           -         -
EVP through         2001       -          -           -         -
June 2001           2002       -          -           -         -

Danny L. Pixler,    2000       -          -           -         -
Director since      2001       -          -           -         -
March 2002          2002       -          -           -         -

Totals              2000       -          -           -         -
                    2001       -          -           -         -
                    2002       -          -           -         -


(c)  Option/SAR Grant Table.

During the fiscal year ended December 31, 2002, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant. However, the following table contains information concerning the only options granted by the Registrant during the fiscal year ended December 31, 2002, under any stock option plan:

--------------------------------------------------------------------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      ---------------------------------------

                      NUMBER OFSHARES     PERCENT OF
                       UNDERLYING        TOTAL OPTIONS     EXERCISE
                      OPTIONS/SAR's       GRANTED IN        PRICE    EXPIRATION
    NAME               GRANTED (1)       FISCAL YEAR (2)   PER SHARE    DATE
--------------------------------------------------------------------------------

Brentwood
  Capital Corp.        1,000,000             100%            $.40      4/15/03

--------------------------------------------------------------------------------

(1) The option was  granted  under the  Registrant's  2002  Non-Qualified  Stock
Option Plan at an exercise price equal to 100% of the market value of the Registrant's Common Stock on the date of grant, has a one year term and vests immediately.

(2) The percentage reflects the percent of total options granted by the Registrant during fiscal 2002.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. During the fiscal year ended December 31, 2002, no stock options or freestanding SAR's were exercised by any executive officer or director of the Registrant. However, the following table contains information concerning the only options exercised during the fiscal year ended December 31, 2002, under any stock option plan:

--------------------------------------------------------------------------------

                   AGGREGATE OPTION/SAR EXERCISES IN 2002 AND
                      AT FISCAL YEAR END OPTION SAR VALUES
--------------------------------------------------------------------------------
                                      NUMBER OF SHARES UNDER-  VALUE OF IN-THE-
                                     LYING UNEXERCISED OPTIONS   MONEY OPTIONS
                                      AT FISCAL YEAR-END      AT FISCAL YEAR-END
               SHARES ACQUIRED  VALUE   (EXERCISABLE/            (EXERCISABLE/
NAME             ON EXERCISE   REALIZED  UNEXERCISABLE)            UNEXCERSABLE)
--------------------------------------------------------------------------------

Brentwood
  Capital Corp.  1,000,000     $40,000        --                       --

(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the three fiscal years ended December 31, 2002, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the three fiscal years ended December 31, 2002, no director of the Registrant received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change in Control Arrangements. (1) and (2). No executive officer of the Registrant was employed pursuant to the terms of an employment agreement with the Registrant. The February 5, 2002, transaction between the Trust and MMM, previously disclosed in
Item 1 and hereinafter disclosed in Item 12, may be deemed to be a change of control of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:
--------------------------------------------------------------------------------

Name and Address                   Amount and Nature
of Beneficial Owner              of Beneficial Ownership     Percentage of Class

Midwest Merger Management, LLC
10602 Timberwood Circle, Suite # 9
Louisville, KY  40223                 1,805,015                     90.2%

Brentwood Capital Corp.
477 Madison Avenue, 12th Floor
New York, NY  10022-5839              100,000                        5.0%

(b) Security Ownership of Management. The following information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

--------------------------------------------------------------------------------
Name and Address                   Amount and Nature
of Beneficial Owner             of Beneficial Ownership      Percentage of Class
--------------------------------------------------------------------------------

Anthony R. Russo
477 Madison Ave. - 12th Floor
New York, NY 10022                        -                           -

Danny L. Pixler
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309                  -                           -

All Officers and Directors as
a Group of two persons                    -                           -

(c) Changes in Control. The February 5, 2002, transaction between the Trust and MMM, previously disclosed in Item 1 and hereinafter disclosed in Item 12, may be deemed to be a change of control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which the Registrant's common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and
(i) all compensation plans not previously approved by security holders.

--------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION




                               NUMBER OF SECURITIES TO      WEIGHTED AVERAGE
                               BE ISSUED UPON EXERCISE      EXERCISE PRICE OF
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS
                              WARRANTS, AND RIGHTS(b)     WARRANTS,AND RIGHTS(b)
--------------------------------------------------------------------------------

Equity compensation plans
   approved by security holders         --                          --
Equity compensation plans not
   approved by security holders         --                          --
Total                                   --                          --

-------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION

                                        NUMBER OF SECURITIES
                                        REMAINING AVAILABLE
                                        FOR FUTURE ISSUANCE
                                       UNDER EQUITY COMPEN-
                                       SATION PLANS (EXCLUD-
                                        ING SECURITIES REFLEC-
                                        TED IN COLUMN (a)(c)
--------------------------------------------------------------------------------

Equity compensation plans
   approved by security holders                 --
Equity compensation plans not
   approved by security holders                 --

Total                                           --


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


--------------------------------------------------------------------------------
On February 5, 2002, the Trust conveyed its interest in 12,001,465 shares (or 66.7%) of the Registrant's outstanding common stock to MMM in exchange for $250,000 in cash, notes, and common stock. Effective April 5, 2002, and pursuant to approval by its shareholders at a Special Meeting held on March 25, 2002, the Registrant's Common Stock was reverse split on a one for 100 basis. As a result of this reverse split, the number of shares of the Registrant's Common Stock then outstanding was reduced from 18,000,000 to 180,000 shares. The reverse split has been reflected as of January 1, 2001, in the enclosed consolidated financial statements.

During the six months ended June 30, 2002, MMM arranged for Brentwood to represent the Registrant in its search for an operating business in exchange for 1,000,000 shares of Common Stock valued at $40,000. In addition, MMM was issued 820,000 shares of the Registrant's Common Stock in exchange for $79 in cash and legal, office, and other services valued at $32,800, which were used to fund the Registrant's administrative costs for the period.

On December 30, 2002, the Registrant executed an Advisory and Occupancy Services Agreement with Brentwood which provided for, among other things, the use by the Registrant of 300 square feet of office and related facilities free of charge from March through September 2002, and at $2,000 per month thereafter, and for the provision of management services by Brentwood to Registrant without charge from March 2002 through March 2003, and at $7,500 per month thereafter. Under the terms of the agreement Brentwood also pays the for the Registrant's recurring administrative and reporting expenses and bills the Registrant monthly. At December 31, 2002, the Registrant owed Brentwood $6,000 for monthly office charges and $19,638 in general and administrative expenses or $25,638.

In August 2001, the Registrant accepted the resignation of the two executive officers of Productions. In connection with their resignation, 100% of the shares of the Registrant's Common Stock owned by them were contributed to the Trust in contemplation of the use thereof in winding up Productions' business affairs. The Trust is a New York irrevocable trust to which the Registrant's executives agreed to contribute 100% of their ownership in the Registrant, to act as co-trustees (the "Trustees"), and to perform such services as necessary to resolve Productions' affairs without compensation. The sole beneficiaries of the Trust are, in order of priority: (i) the taxing authorities to which Productions has payroll withholding tax liabilities; (ii) the Trustees for indemnification of claims that may arise from their good faith guarantees of Productions' business obligations; and (iii) any person the Trustees reasonably believe to have made a valuable contribution toward accomplishing the Trust's purpose.

The Registrant rented its office facilities for $5,500 per month on a month-to-month basis from an entity owned by two of its former executives through September 30, 2001, and at no charge thereafter through February 2002. Since March 2002, the Registrant has been provided an office, legal and other administrative services by Brentwood at cost in exchange for shares of Common Stock.

During the nine months ended September 30, 2001, the Registrant's former executives forgave $150,000 in compensation owed them by the Registrant in exchange for 37,500 shares of its Common Stock (after restatement for the reverse split) on the same terms as those granted non-affiliated parties in connection with their forgiveness of $80,000 owed by the Registrant to them.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits:

10   (a) Advisory and Occupancy Services Agreement dated December 30, 2002.

(b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2002, the Registrant filed one Form 8-K Current Report dated November 11, 2002.. This Report, filed on November 12, 2002, disclosed a change in the Registrant's independent accountants.

ITEM 14. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b)  Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.


                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 22, 2003

                                     Momentum Holdings Corporation

                                     By: /s/

                                     Anthony R Russo
                                     Chief Executive, Chief Financial
                                     Officer, and Director

                                     By: /s/
                                     Danny L. Pixler
                                     Director


                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Momentum Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 22, 2003

     /s/  Anthony R. Russo
     Chief Executive Officer





I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Momentum Holdings Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 22, 2003

     /s/  Anthony R. Russo
     Chief Financial Officer