Form 10QSB
period 2003-03-31
MOMENTUM HOLDINGS CORP
filed 2003-04-30
CIK 1047540

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(MarkOne)

...X. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2003

..... Transition  report under section 13 or 15(d) of the  Securities  Exchange
     Act  of  1934  for  the  transition  period   from____________________   to
     ______________________.


                           Commission File No: 0-23873


                          MOMENTUM HOLDINGS CORPORATION
                     (Name of small business in its charter)

          Delaware                                        13-4099008
(State or other jurisdiction
   of incorporation)                          (IRS Employer Identification No.)

                       477 Madison Avenue - Twelfth Floor
                             New York, NY 10022-5839
                (Address of Principal Office including Zip Code)

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

     Common Stock, $.001 par value, 2,100,011 shares, at March 31, 2003.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]





                          MOMENTUM HOLDINGS CORPORATION
                   Form 10-QSB - Quarter Ended March 31, 2003

                                      INDEX
                                                                         Page

PART I   FINANCIAL INFORMATION.............................................2

Item 1.  Financial Statements..............................................2

         Balance Sheets at March 31, 2003 and
           December 31, 2002...............................................3

         Statements of Operations for the Three Months
           Ended March 31, 2003 and March 31, 2002.........................4

         Statements of Stockholders' Equity (Deficiency) for the
           Period January 1, 2002 through March 31, 2003...................5

         Statements of Cash Flows for the Three Months
           Ended March 31, 2003 and March 31, 2002.........................6

         Notes to Financial Statements.....................................8

Item 2 Management's Discussion and Analysis................................9

PART II OTHER INFORMATION.................................................10

Item 2. Changes in Securities.............................................10

Item 5. Other Information.................................................11

Item 6. Exhibits and Reports on Form 8-K..................................12

        SIGNATURE PAGE....................................................12
        CERTIFICATIONS....................................................13
        EXHIBITS..........................................................15





                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited balance sheet of the Registrant as of March 31, 2003, the audited balance sheet at December 31, 2002, and the unaudited profit and loss statements for the three months ended March 31, 2003 and March 31, 2002 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.



                          MOMENTUM HOLDINGS CORPORATION
                                 BALANCE SHEETS

                                                        March 31,
                                                  2003          December 31,
                                              (unaudited)           2002


ASSETS

Current assets:
     Cash                                   $         100         $        100
                                               ----------            ---------
       Total current assets                           100                  100
                                               ----------            ---------

          Total assets                      $         100         $        100
                                               ==========            =========



LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:

    Due Brentwood Capital Corp.             $      35,315         $    25,638
    Accrued income taxes payable                      300                 200
                                               ----------           ---------
        Total liabilities                          35,615              25,838
                                               ----------           ---------

Stockholders' equity (deficiency):
  Preferred stock, $.01 par, 10,000,000
    shares authorized; no shares issued
    and outstanding                         $          -          $        -

  Common stock, $.001 par, 50,000,000
    shares authorized; 2,100,011 and
    2,000,011 shares issued and
    outstanding on March 31, 2003 and
    December 31, 2002,  respectively               2,100               2,000

    Additional paid-in capital                 2,001,855           1,994,455
    Retained earnings                         (2,039,470)         (2,022,193)
                                             -----------         -----------

    Total stockholders' equity (deficiency)      (35,515)            (25,738)
                                             -----------         -----------

    Total liabilities and
     stockholders' equity                  $         100       $          100
                                             ===========         ============




                 See accompanying Notes to Financial Statements





                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                                          Three Months Ended
                                                              March 31,
                                                        2003               2002
                                                        ----               ----

Revenue                                            $       -         $        -

Cost of revenue                                            -                  -
                                                    --------           ---------

Gross profit                                               -                  -
Professional fees                                      8,000                  -
General and administrative expenses                    9,177             14,841
                                                    --------           ---------

Loss before taxes                                    (17,177)           (14,841)

Income tax expense:
    Current                                              100                100
    Deferred                                               -                  -
                                                    ---------          ---------
                                                         100                100
                                                    ---------          ---------

Net loss                                          $  (17,277)         $ (14,941)
                                                   =========           =========


Loss per share - basic and diluted                $    (0.00)         $   (0.08)
                                                   =========            =======

Weighted average shares outstanding -
    basic and diluted                              2,075,011            180,000
                                                   =========            =======






             See accompanying Notes to Financial Statements.







                          MOMENTUM HOLDINGS CORPORATION
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FROM JANUARY 1, 2002 THROUGH MARCH 31, 2003


                                   Preferred stock,        Common stock, $.001
                                      $.01 par                    par
                                 Shares       Amount       Shares       Amount



Balance, January 1, 2002,
 after 1:100 reverse
 stock split                         -     $      -       180,011        $  180

Reclassification of
  opening accounts                   -            -             -             -
                               -------      -------      --------        ------
                                                              -             -

Balance, January 1, 2002,
  restated                          -     $      -       180,011        $  180
Issuance of common shares for
                                    -            -         1,975             2
   Cash                             -            -     1,818,025
   Services                                                              1,818

Net loss                            -           -              -             -
                             --------    --------     ----------        ------


Balance, December 31, 2002          -   $      -       2,000,011      $ 2,000


   (2003 unaudited)

Issuance of common stock
  for cash                         -          -         100,000           100

Net loss                           -          -               -             -
                            --------    -------       ---------       -------


Balance, March 31, 2003            -   $      -       2,100,011      $  2,100
                            ========    =======      ==========       =======





                 See accompanying Notes to Financial Statements.





                          MOMENTUM HOLDINGS CORPORATION
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FROM JANUARY 1, 2002 THROUGH MARCH 31, 2003
                                   (CONTINUED)

                                        Additional       Retained
                                          paid-in        earnings
                                          capital       (deficit)        Total
                                       -----------      ---------      --------


Balance, January 1, 2002,
 after 1:100
 reverse stock split                  $ 4,161,504     $(4,161,643)   $      41

Reclassification of
 opening accounts                      (2,238,108)      2,238,108            -
                                       ----------      ----------     --------

Balance, January 1, 2002, restated      1,923,396    $ (1,923,535)   $      41

Issuance of common shares for-

  Cash                                        77                -           79
  Services                                70,982                -       72,800

Net loss                                       -          (98,658)     (98,658)
                                      ----------      -----------     --------


Balance, December 31, 2002           $ 1,994,455     $ (2,022,193)   $ (25,738)


   (2003 unaudited)

Issuance of common stock for cash          7,400                -        7,500

Net loss                                       -       (   17,277)     (17,277)
                                     -----------      -----------     ---------

Balance, March 31, 2003              $ 2,001,855     $  2,039,470    $ (35,515)


            See accompanying Notes to Financial Statements.



                         MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                 Three Months Ended March 31,
                                                  2003                 2002
                                                  ----                 ----

Cash provided (used) by:
 Operating activities:
  Cash received from customers              $        -             $      -
  Cash paid to suppliers                      ( 17,177)             (14,841)
  Income taxes paid                                  -                 (100)
                                              ---------            ---------


    Net cash provided by (used in)
    operating activities                      ( 17,177)             (14,,941)
                                              --------             ---------



Investing activities:
   Theatre productions in development                -                     -
                                            ----------            ----------

     Net cash used by investing activities           -                     -
                                            ----------            ----------

Financing activities:
   Due to Brentwood Capital Corp.               17,177                     -
   Proceeds from issuance of common stock        7,500                     -
   Repayment of loan payable -
     related parties                            (7,500)                    -
   Contribution to additional
     paid-in capital by MMM                          -                15,000
                                            ----------             ---------

    Net cash provided by financing
      activities                                17,177                15,000
                                            ----------             ---------

Increase (decrease) in cash, net                     -                    59

Cash, beginning of period                          100                    41
                                            ----------             ---------


Cash, end of period                    $           100          $        100
                                           ===========            ==========




                 See accompanying Notes to Financial Statements.


                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)



                                                Three Months Ended March 31,

                                                  2003               2002
                                                  ----               ----

Reconciliation of net loss to net cash
 provided by (used in) operating
   activities:

Net loss                                      $ (17,277)          $ (14,941)
                                               --------            --------

Adjustments to reconcile net loss to net
 cash provided by (used in) operating
     activities:

  Changes in liabilities increase (decrease):

  Accrued income taxes payable                     100                   -
                                              --------            --------

     Total adjustments                             100                   -
                                              --------            --------

Net cash provided by (used in)
   operating activities                   $ (   17,177)        $   (14,941)
                                             =========            ========




Supplemental schedule of non-cash financing activity:




                 See accompanying Notes to Financial Statements.





                          MOMENTUM HOLDINGS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and notes thereto of the Registrant included in its Form 10-KSB for the fiscal year ended December 31, 2002. Results of operations for the interim periods are not indicative of annual results.

Since December 31, 2001, and principally as a result of the Registrant's disposition of its live entertainment business, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in seeking a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Note 2 - Redirection of the Registrant's Activities

On February 5, 2002, Midwest Merger Management, LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations for more than five years ("MMM") acquired 12,001,465 shares of the Registrant's common stock from the Registrant's former officers, directors, and a Trust formed for the purpose of taking ownership of the Registrant's failed live entertainment business, disposed of in December 2001, and resolving its affairs. As MMM acquired 66.67% of the issued and outstanding shares of Registrant's common stock, it may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors. Although MMM is actively seeking a new business operation for the Registrant, no assurances can be given that its plan of redirection can be executed in a timely and seamless manner, or that it will achieve meaningful success.

On December 23, 2002, and as reported in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, the Registrant executed a Share Exchange Agreement (the "Agreement") with WorldLink Technologies, Inc., a Florida corporation ("WorldLink"). Pursuant to the Share Exchange Agreement, WorldLink agreed to exchange all 79,060,292 issued and outstanding shares of its common stock for 23,999,999 newly-issued shares of the Registrant's common stock, $.001 par value per share. Pursuant to the Agreement, WorldLink was required to deliver audited financial statements for the year ending December 31, 2001, and reviewed financial statements for the period ending September 30, 2002. Moreover, the Agreement was to terminate pursuant to Section 8.1(a), if a closing of the transaction did not occur within ninety (90) days from the date of the Agreement. On April 22, 2003, and as a result of the failure of the transaction to close and WorldLink's failure to deliver the required financial statements, the Registrant terminated the Agreement on notice to WorldLink.

Note 3 - Shareholders' Equity (Deficiency)

Reverse Split of Common Stock. Effective April 5, 2002, pursuant to approval by its shareholders at a Special Meeting held March 25, 2002, the issued and outstanding shares of the Registrant's common stock was reverse split on a one for 100 basis. As a result of the split, the number of outstanding common shares was reduced from 18,000,000 to 180,000. The reverse split has been reflected in the opening balances of the enclosed condensed financial statements.

Reclassification of Paid in Capital. In connection with the Registrant's disposition of 100% of the common stock of its failed live entertainment business in December 2001, the combination of the $300,000 of the Registrant's obligations assumed by the purchaser plus the excess of liabilities over the assets of the business sold resulted in a credit to the Registrant's shareholders' capital accounts of $2,914,731, which was classified as paid in capital at December 31, 2002. Upon subsequent evaluation of the composition of the net liabilities of the former business, the Registrant concluded that only $376,623 of such liabilities that were due related parties and minority interests; and the $300,000 of the Registrant's direct liabilities that were assumed were applicable to paid in capital. Accordingly, the $2,238,108 excess was reclassified to the Registrant's opening accumulated deficit balance for the year ended December 31, 2002.

Note 4 - Related Party Transactions

During the three months ended March 31, 2002, MMM contributed $15,000 to the Registrant's additional paid-in capital representing virtually all of the Registrant's administrative costs for the period (for which it was subsequently reimbursed with newly issued shares of the Registrant's common stock).

In May 2002, the Registrant granted Brentwood Capital Corp., a privately held New York merchant bank of which MMM is a client ("Brentwood"), an option to purchase 1,000,000 of its common shares for $40,000. Shortly thereafter, Brentwood exercised its option in exchange for the Registrant's acceptance of certain business combination candidate search services valued at $40,000. In December 2002, Brentwood sold 865,000 shares of the Registrant's Common Stock to MMM in a private transaction.

The Registrant is entitled to the use of 300 square feet of office and related facilities free of charge from March through September 2002, and at $2,000 per month thereafter, and management services from March 2002 through September 2003 without charge, and at the rate of $1,000 per month thereafter pursuant to an Advisory and Occupancy Services Agreement with Brentwood dated December 30, 2002. The agreement also provides that Brentwood, commencing July 1, 2002, will arrange and pay for the Registrant's recurring administrative and reporting expenses and invoice the Registrant periodically on open account. At March 31, 2003, the Registrant owed Brentwood $12,000 for monthly office charges and $23,315 in general and administrative expenses or $35,315.


                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

Three Month Periods Ended March 31, 2003 and 2002

Revenues. As a direct result of the Registrant's December 2001disposition, of its interest in its failing live entertainment business, the Registrant had no revenues during either the three months ended March 31, 2003 ("1Q3") or the three months ended March 31, 2002 ("1Q2").

Cost of Revenues and Gross Profit (Loss). As a direct result of the Registrant's December 2001disposition, of its interest in its failing live entertainment business, the Registrant had no cost of revenues or gross profit (loss) during either the three months ended March 31, 2003 ("1Q3") or the three months ended March 31, 2002 ("1Q2").

Expenses and Income Taxes. General and administrative expenses for 1Q3 were $17,177 compared to $14,841 for 1Q2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) maintaining its reporting requirements and the payment of minimum franchise taxes; and (ii) the $2,000 per month occupancy fee that commenced on October 1, 2002, pursuant to the Registrant's December 30, 2002, Advisory and Occupancy Services Agreement with Brentwood. Commencing on April 1, 2003, the Registrant will also incur a $1,000 per month business advisory fee pursuant to the same agreement.

Net Loss. The Registrant's 1Q3 resulted in a net loss of $17,277 compared to net loss of $14,941 for 1Q2. The average number of common shares outstanding in each period, after restatement for the reverse split, yielded a loss per share of $0.00 for 1Q3 versus $0.08 for 1Q2.

Liquidity and Capital Resources

At March 31, 2003, the Registrant did not have any significant cash or assets and had current liabilities of $35,315 and working capital deficiency of $35,515. MMM and Brentwood, the holders of 90.2% and 5.0% of the Registrant's common shares at March 31, 2003, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in March 2002. The continued economic viability of the Registrant is completely dependent upon MMM and Brentwood continuing to support the Registrant's stated business purpose of seeking a business combination candidate with which to merge. No assurances can be given that the Registrant's plan to acquire or merge with another business operation will be successful, or that MMM and Brentwood will support that effort indefinitely.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

During the three month ended March 31, 2003, and pursuant to an Offering Memorandum dated January 3, 2003, the Registrant sold 100,000 of its common stock, $.001 par value, for $0.075 per share or an aggregate of $7,500. As a result of the foregoing, the number of shares of common stock outstanding was increased from 2,000,011 to 2,100,011.

Item 5. Other Information.

On December 23, 2002, and as reported in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2002, the Registrant executed a Share Exchange Agreement (the "Agreement") with WorldLink Technologies, Inc., a Florida corporation ("WorldLink"). Pursuant to the Agreement, WorldLink agreed to exchange all 79,060,292 issued and outstanding shares of its common stock for 23,999,999 newly-issued shares of the Registrant's common stock, $.001 par value per share (the "Exchange Shares"). The number of Exchange Shares was subject to reduction based upon revenues and total assets to be reported in WorldLink's audited financial statements for the year ended December 31, 2001, and its unaudited financial statements for the nine (9) months ended September 30, 2002 (the "WorldLink Financial Statements"). The Agreement further provided that the number of Exchange Shares was to be reduced by 75,000 for each $100,000 that WorldLink's revenues were less than $7,000,000; and additionally reduced by 75,000 for each $100,000 that WorldLink's total assets are less than $13,000,000 as reported in the WorldLink Financial Statements. The closing of the transaction was scheduled to take place on the second business day following WorldLink's delivery of the WorldLink Financial Statements, the Registrant's filing of a Certificate of Amendment to its Certificate of Incorporation increasing its authorized common stock capitalization to 95,000,000 shares, and other conditions precedent.

     In addition, the Agreement provided for its terminated if a closing did not occur within ninety (90) days from the date the Agreement was executed. Accordingly, and principally as a result of the failure of WorldLink to timely deliver the WorldLink Financial Statements as requested, the Registrant terminated the Agreement with on April 22, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10 (b) Offering Memorandum dated January 3, 2003.

(b)  Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION

By:  /s/ Anthony R. Russo
  --------------------------

Anthony R. Russo, Chief Executive
and Financial Officer, and Director

April 28, 2003





                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Momentum Holdings Corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

/s/  Anthony R. Russo
Chief Executive Officer

I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Momentum Holdings Corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

/s/  Anthony R. Russo
Chief Financial Officer






To the Board of Directors and Stockholders
Momentum Holdings Corporation
477 Madison Avenue - 12th Floor
New York, NY  10022-5802

Gentlemen:

We have reviewed the accompanying condensed balance sheet of Momentum Holdings Corporation as of March 31, 2003, and the related condensed statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 2003 and March 31, 2002. These condensed financial statements are the responsibility of the Registrant's management.

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

/s/ Bloom & Co., LLP

Certified Public Accountants
Hempstead, New York
April 25, 2003





                                  Exhibit 10(b)

PRIVATE PLACEMENT MEMORANDUM                                        No. 10302

                          MOMENTUM HOLDINGS CORPORATION

                 100,000 Shares of Common Stock, $.001 par value
                            Offered at $.01 per Share

All 100,000 shares of common stock, par value $.001 per share (the "Shares"), of Momentum Holdings Corporation, a publicly owned Delaware corporation (the "Company"), are being offered and sold by the Company. Prior to this offering (the "Offering"), there has only been a limited public market for the Company's common stock. In light of the fact that the last trade occurred on December 24, 2002, the Offering price of the Shares has been determined in arms length negotiations with the purchasers. The Offering will begin on the date of this Private Placement Memorandum (the "Memorandum") and continue for 90 days. See "Summary of the Offering".

      The Shares offered hereby involve a high degree of risk and immediate substantial dilution - See the Risk Factors starting on Page 11.

NEITHER THE SECURITIES AND EXCHANGE COMMISSION ("SEC") NOR ANY STATE SECURITIES COMMISSION HAS PASSED UPON THE MERITS OF, NOR GIVEN ITS APPROVAL TO, THIS OFFERING. NOR HAS THE SEC NOR ANY STATE SECURITIES COMMISSION PASSED UPON THE ACCURACY OR COMPLETENESS OF THIS MEMORANDUM OR OTHER SELLING LITERATURE. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

The Offering is being made directly by the Company on a strictly best efforts basis through its directors and officers who shall serve without compensation. However, the Company reserves the right to engage registered broker/dealers in the sale of the Shares to assist in this Offering for which the Company will pay brokerage commissions not to exceed 10% on such sales. All proceeds will be deposited into an operating account controlled by the Company and immediately utilized for the purposes set forth in the "Use of Proceeds" on page 7 of this Memorandum. There are no escrow provisions or escrow protection. The minimum Subscription amount is $100.

Any representation or warranty that may be made by anyone regarding the Company other than as contained in this Memorandum is unauthorized and invalid. The Shares are being offered only to "Accredited Investors" as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") or to "Non-U.S. Persons" as that term is defined under Regulation S under the Securities Act so as to be exempt from registration under the Securities Act by virtue of Section 4 (2) thereof.


                         Momentum Holdings Corporation.
                         477 Madison Avenue, 12th Floor
                               New York, NY 10022

                 The date of this Memorandum is January 3, 2003





                 SHARES OF MOMENTUM HOLDINGS CORPORATION OFFERED
               SOLELY TO ACCREDITED INVESTORS AND NON-U.S. PERSONS

THE INFORMATION CONTAINED HEREIN IS DEEMED CONFIDENTIAL BY THE COMPANY, AND IS DISCLOSED FOR THE SOLE PURPOSE OF EVALUATION BY A POTENTIAL PURCHASER OF THE SHARES BEING OFFERED HEREBY. SO LONG AS ANY INFORMATION CONTAINED HEREIN MAYBE DEEMED NOT TO BE PUBLICLY AVAILABLE AND BEAR ON THE VALUE OF AN INVESTMENT IN THE COMPANY'S SECURITIES, NO PERSON TO WHOM IT HAS BEEN MADE AVAILABLE MAY PARTICIPATE IN ANY PUBLIC TRADING INVOLVING SECURITIES OF THE COMPANY BASED UPON THE INFORMATION CONTAINED IN THIS MEMORANDUM. ANY SUCH TRADING BY A RECIPIENT OF THIS MEMORANDUM, OR BY A PERSON WHO IS INFORMED BY THE RECIPIENT OF THE CONTENTS OF THIS MEMORANDUM, COULD RESULT IN CIVIL OR CRIMINAL LIABILITY TO SUCH RECIPIENT FOR VIOLATION OF FEDERAL OR STATE SECURITIES LAWS.

THE SHARES REFERRED TO HEREIN ARE NOT BEING REGISTERED UNDER THE SECURITIES ACT IN RELIANCE UPON THE EXEMPTION FROM REGISTRATION FOR TRANSACTIONS BY ANY PERSON OTHER THAN AN ISSUER, UNDERWRITER OR DEALER. THESE SHARES ARE BEING OFFERED ONLY TO INVESTORS WHOM THE COMPANY BELIEVES ARE "ACCREDITED INVESTORS" AS THAT TERM IS DEFINED IN RULE 501(A) OF REGULATION D OF THE SECURITIES ACT AND TO NON-U.S. PERSONS AS THAT TERM IS DEFINED UNDER REGULATION S OF THE SECURITIES ACT.

NEITHER THE SECURITIES AND EXCHANGE COMMISSION NOR ANY STATE SECURITIES COMMISSION HAVE PASSED UPON THE ACCURACY OR ADEQUACY OF THIS MEMORANDUM OR ENDORSED THE MERITS OF THIS OFFERING. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

THIS MEMORANDUM DOES NOT CONSTITUTE AN OFFER OR SOLICITATION IN ANY STATE OR ANY JURISDICTION TO ANY PERSON TO WHOM IT IS UNLAWFUL TO MAKE SUCH OFFER OR SOLICITATION IN SUCH STATE OR JURISDICTION.

NEITHER THE DELIVERY OF THIS MEMORANDUM NOR ANY SALE HEREUNDER SHALL CREATE ANY IMPLICATION THAT THERE HAS BEEN NO CHANGE IN THE AFFAIRS OF THE COMPANY OR THE FACTS HEREIN SET FORTH SINCE THE DATE HEREOF.



PROSPECTIVE INVESTORS ARE NOT TO CONSTRUE THE CONTENTS OF THIS MEMORANDUM OR ANY OTHER COMMUNICATIONS FROM THE COMPANY, THE COMPANY OR ANY OF THEIR RESPECTIVE AFFILIATES, RELATED PARTIES, OFFICERS, OR EMPLOYEES AS BEING LEGAL, TAX OR INVESTMENT ADVICE. EACH RESPECTIVE INVESTOR SHOULD CONSULT HIS OWN COUNSEL, ACCOUNTANT, OR BUSINESS ADVISOR CONCERNING INVESTMENT IN THE SHARES OFFERED HEREBY.

PRIOR TO THE CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED HEREIN, THE COMPANY WILL MAKE AVAILABLE TO PROSPECTIVE INVESTORS AND/OR THEIR REPRESENTATIVES AND ADVISORS, THE OPPORTUNITY TO ASK QUESTIONS OF, AND RECEIVE ANSWERS FROM, THE COMPANY OR FROM ANY PERSON ACTING ON ITS BEHALF CONCERNING THE TERMS AND CONDITIONS OF THIS OFFERING AND TO OBTAIN ANY ADDITIONAL INFORMATION, TO THE EXTENT THAT THE COMPANY POSSESSES SUCH INFORMATION OR CAN OBTAIN IT WITHOUT UNREASONABLE EFFORT OR EXPENSE, NECESSARY TO VERIFY THE ACCURACY OF THE INFORMATION CONTAINED IN THIS MEMORANDUM. NO PERSON HAS BEEN AUTHORIZED TO GIVE INFORMATION OR TO MAKE ANY REPRESENTATIONS CONCERNING THIS OFFERING WHICH IS NOT CONTAINED IN THIS MEMORANDUM, AND ANY SUCH OTHER INFORMATION OR REPRESENTATIONS MUST NOT BE RELIED UPON AS HAVING BEEN AUTHORIZED BY THE COMPANY OR THE COMPANY.

ANY REPRODUCTION OR DISTRIBUTION OF THIS MEMORANDUM IN WHOLE OR IN PART, OR THE DIVULGENCE OF ANY OF ITS CONTENTS, TO ANY PERSON OTHER THAN THE PERSON TO WHOM THIS MEMORANDUM IS DELIVERED, IS PROHIBITED WITHOUT THE PRIOR WRITTEN CONSENT OF THE COMPANY. BY ACCEPTING THIS MEMORANDUM, THE RECIPIENT AGREES TO RETURN IT TO THE COMPANY IF HE/SHE DOES NOT PURCHASE ANY OF THE SHARES OFFERED HEREBY.

EACH INVESTOR MUST CONFIRM AND REPRESENT THAT EXCEPT AS SET FORTH HEREIN, THE SHARES ARE BEING ACQUIRED FOR LONG TERM INVESTMENT WITHOUT ANY PRESENT OR FORESEEABLE NEED TO CONSIDER DISPOSITION OF THE SHARES.

EACH INVESTOR WILL BE REQUIRED TO MAKE CERTAIN REPRESENTATIONS TO THE COMPANY, INCLUDING (BUT NOT LIMITED TO) REPRESENTATIONS AS TO INVESTMENT INTENT, ACCREDITATION, ACCESS TO INFORMATION CONCERNING THE COMPANY AND ABILITY TO BEAR THE ECONOMIC RISK OF THE INVESTMENT.

INVESTMENT ADVISORS AND OTHER MANAGERS OF INVESTMENT ACCOUNTS SHOULD NOT CONSIDER THIS INVESTMENT FOR ANY INVESTOR WHO DOES NOT POSSESS ACCREDITATION QUALIFICATIONS AND SHOULD NOT TRANSMIT THIS MEMORANDUM TO ANY SUCH INVESTOR.

NO OFFERING LITERATURE OR ADVERTISING IN WHATEVER FORM SHALL BE EMPLOYED IN THIS OFFERING EXCEPT FOR THIS MEMORANDUM, STATEMENTS CONTAINED HEREIN AND THE EXHIBITS ATTACHED HERETO.

THIS CONFIDENTIAL MEMORANDUM PROVIDES A DESCRIPTION OF THE SHARES OFFERED HEREBY AS WELL AS A SUMMARY OF THE DOCUMENTS PURPORTED TO BE SUMMARIZED HEREIN. HOWEVER, THIS MEMORANDUM IS A SUMMARY ONLY AND DOES NOT PURPORT TO BE COMPLETE. ACCORDINGLY, REFERENCE IS MADE TO THE COMPANY'S BUSINESS PLAN, AND OTHER DOCUMENTS ATTACHED HERETO AS AN EXHIBITS OR WHICH HAVE BEEN SUPPLIED TO THE SUBSCRIBER.

THE COMPANY HAS THE RIGHT, IN ITS SOLE DISCRETION, TO REJECT ANY SUBSCRIPTION FOR ANY REASON WHATSOEVER.

ASSUMING THAT ALL OF THE SUBSCRIPTION DOCUMENTS ARE IN ORDER, THAT A SUBSCRIBER MEETS THE SUITABILITY STANDARDS AND SUCH OTHER STANDARDS AS THE COMPANY SHALL, IN ITS DISCRETION, FROM TIME TO TIME ESTABLISH FOR THE PURCHASE OF THE SHARES, SUCH SUBSCRIBERS WILL BE ACCEPTED ON A FIRST-COME BASIS AND SUBJECT TO PRIOR SUBSCRIPTIONS AND THE RIGHT OF THE COMPANY TO ACCEPT OR REJECT ANY SUBSCRIPTIONS.

THE COMPANY IS NOT OBLIGATED TO NOTIFY THE RECIPIENTS OF THIS MEMORANDUM THAT ALL OF THE SHARES OFFERED HEREBY HAVE BEEN SOLD. THE SHARES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE SECURITIES ACT, AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. INVESTORS SHOULD BE AWARE THAT THEY WILL BE REQUIRED TO BEAR THE FINANCIAL RISK OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.

Forward Looking Statements

When used in this Memorandum, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described herein under the heading "Risk Factors."


                 [Balance of this page intentionally left blank]




                          PRIVATE PLACEMENT MEMORANDUM

                          MOMENTUM HOLDINGS CORPORATION
                 100,000 Shares of Common Stock, $.001 par value
                           Offered at $0.01 per Share

                                TABLE OF CONTENTS

Summary of the Offering................................................. 6

Form of Accredited Investor Subscription Agreement......................10



                                    EXHIBITS

EXHIBIT A: Accredited Investor Subscription Agreement

EXHIBIT B: Form 8-K/A Current Report as filed on January 29, 2003

EXHIBIT C: Form 10Q-SB  Quarterly Report for the Nine Months Ended September 30,
           2002, as filed on November 12, 2002

EXHIBIT D: Form 10-KSB Annual Report for the Fiscal Year Ended December 31, 2002
           as filed on April 8, 2002

EXHIBIT E: Form of Investment Letter.

EXHIBIT F: Definition of Accredited Investor.






                             SUMMARY OF THE OFFERING

The following summary of the Offering memorialized in this Memorandum describes the numerous aspects of the Offering believed by the Company to be material to investors. This Memorandum should be read in their entirety by prospective investors. The following summary is, therefore, qualified in its entirety by reference to full text of the accredited investor subscription agreement following this summary (the "Subscription Agreement") and to the exhibits attached hereto.

The Company    The Company was organized under the laws of the State of Delaware on January 13, 2000. The Company's executive offices are located at 477 Madison Avenue, New York, NY 10022. The telephone number of the Company is (212) 308-8700 and the fax number is (212)
               308-3949.

               Momentum Holdings Corporation ("Momentum") was incorporated in Delaware on January 13, 2000 under the name Momentum Holding Corp. Upon its formation, the Company was a wholly owned subsidiary of Momentum Productions, Inc., a New York corporation formed on February 23, 1999 ("Productions") which was engaged in the business of developing and producing live theatrical properties. On March 22, 2000, Buffalo Capital VIII, Ltd., a Colorado corporation formed on September 19, 1997 ("Buffalo") acquired all of the issued and outstanding capital stock of Productions.

               On June 21, 2000, the shareholders of Buffalo approved the merger of Buffalo with and into the Company. The merger was effected on July 14, 2000. As a result, the corporate domicile and name of Buffalo were changed to Delaware and Momentum Holdings Corporation, respectively.

               Since its acquisition, Productions and its live theatrical business sustained increasing losses, which led to Momentum disposing of 100% of its interest in Productions on December 31, 2001. Momentum, including Productions through its disposition on December 31, 2001, is hereinafter referred to as "the Company."

Recent
Developments   In  December   2001,   the  Company's   management determined it
               was In its best interest to dispose of Productions and its live entertainment business. Accordingly, on December 31, 2001, the Company entered into an Asset Disposition Agreement with Momentum
               Resolution  Trust, an affiliated New York trust formed to resolve
               Productions' affairs (the "Trust"). The Trust provided for the transfer of 100% of the outstanding shares of Productions in exchange for the Trust's assumption of specified liabilities of the Company aggregating $300,000. As Productions' liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the Company's additional paid-in capital of $2,914,731.

               On February 5, 2002, Midwest Merger Management, LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations for more than five years ("MMM") acquired 12,001,465 shares of the Company's Common Stock from the Company's former officers, directors, and the Trust. In light of the fact that MMM acquired 66.67% of the issued and outstanding shares of the Company's Common Stock, MMM may materially influence and exercise effective control over the Company's affairs, including but not limited to, the election of directors. Accordingly, MMM may be deemed to be a parent of the Company. Although MMM is actively seeking a new business operation for the Company, there can be no assurance that MMM's plan of redirection can be implemented in a timely manner, if at all, or that such plan will achieve any material degree of success.

               Effective April 5, 2002, and pursuant to approval by its shareholders at a Special Meeting held on March 25, 2002, the Company's Common Stock was reverse split on a one for 100 basis. As a result of this reverse split, the number of shares of the Company's Common Stock then outstanding was reduced from
               18,000,000 to 180,000 shares. The reverse split has been reflected as of January 1, 2001, in the enclosed consolidated financial statements.


               In April 2002, in exchange for 1,000,000 shares of the Company's Common Stock valued at $40,000, MMM arranged for Brentwood Capital Corp., a privately owned business development company of which MMM is a client ("Brentwood"), to represent the Company in its acquisition search. In addition, MMM incurred $32,800 of operating expenses on the Company's behalf during the six months ended June 2002 that were exchanged for 820,000 shares of the
               Company's Common Stock. The foregoing expenses and merchant banking services at June 30, 2002, together with an additional $25,638 of expenses advanced by Brentwood on the Company's behalf during the six months ended December 31, 2002, represent virtually all of the administrative expenses of the Company for the fiscal year ended December 31, 2002. No assurances can be given that MMM's plan to acquire or merge the Company with another business operation will be successful, or that Brentwood will continue to fund the Company's expenses in that regard indefinitely.

               On February 6, 2002, the Company filed a Registration Statement on Form S-8 registering an aggregate of 5,000,000 shares of its Common Stock, $.001 par value per share. The shares are issuable upon the exercise of options granted under the Company's 2002 Stock Option Plan. On February 13, 2002, and as hereinafter disclosed in Item 10, the Company granted an option to Brentwood to purchase an aggregate of 1,000,000 shares at $.40 per share. On February 15, 2002, the Company accepted Brentwood's acquisition search services valued at $40,000 as payment in full for Brentwood's option. At December 31, 2002, an aggregate of 4,000,000 shares of the Company's common stock remain eligible for the granting of options under the 2002 Stock Option Plan.

               On December 23, 2002, the Company executed a Share Exchange Agreement with WorldLink Technologies, Inc., a Florida corporation ("WorldLink"). Pursuant to the Share Exchange Agreement, WorldLink agreed to exchange all 79,060,292 issued and outstanding shares of its common stock for 23,999,999 newly-issued shares of the Company's common stock, $.001 par value per share (the "Exchange Shares"). The number of the Exchange Shares is subject to reduction based upon revenues and total assets to be reported in WorldLink's audited financial statements for the year ended December 31, 2001, and its unaudited financial statements for the nine (9) months ended September 30, 2002 (the "WorldLink Financial Statements"). The Share Exchange Agreement provides that the number of Exchange Shares to be issued to WorldLink shall be reduced by 75,000 for each $100,000 that WorldLink's revenues are less than $7,000,000; and additionally reduced by 75,000 for each $100,000 that WorldLink's total assets are less than $13,000,000. The closing of the transaction is scheduled to take place on the second business day following WorldLink's delivery of the WorldLink Financial Statements, the Company's filing of a Certificate of Amendment to its Certificate of Incorporation increasing its authorized common stock capitalization to 95,000,000 shares, and other conditions precedent.

Live Theatrical
Entertainment
Business Through Productions, the Company was engaged in the development and production of live theatrical properties through December 31, 2001. Productions was the managing general partner of Dinner with Friends, LP and The Supper Club, LP, which operated the Off-Broadway production of Dinner with Friends at the Variety Arts Theatre in New York, NY from November 1999 through May 2001, and began commercializing the North American touring rights relating thereto in October 2000, respectively. Productions was also managing general partner of The Ringing, LP, which produced the revival of Bells are Ringing, at the Plymouth Theatre on Broadway from April through June 2001. Productions additionally owned the rights to Thunder Knocking at the Door from 1999 through 2000, and retained the domestic and certain international rights to Play On!, and a musical adaptation of Summer of 42.

               In view of the dramatic reduction in revenues from Dinner with Friends and Play On!, and the losses incurred in connection with Bells are Ringing and Thunder Knocking at the Door, Productions was forced to abort further development and production activities. Accordingly, in December 2001, the Company determined it was in its best interests to dispose of Productions and its live entertainment business.

Business of
the  Company   Since  January  1,  2002,  and as a  result  of its December 31,
               2001, disposition of its entertainment business, the Company has not had any revenue from operations. During this period, the Company has been principally engaged in seeking to consummate a business combination with a profitable privately owned company.
               Accordingly, and despite the fact that management does not consider the Company to be a development stage company, it is possible that the Company could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange
               Act"). The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

               The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

               A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Use of
Proceeds The proceeds from this Offering will be utilized for general working capital purposes, including the payment of the fees and expenses attendant upon the Company's reporting obligations under the Exchange Act.

The Shares     The Shares will be "restricted securities" as that term is defined under Rule 144 of the Securities Act and ineligible for public sale for a period of 12 months from the date of issuance unless earlier registered.

The Offering   Number of Offered Shares Maximum                     100,000
               Price per Share                                         $.01
               Type of Offering                                     Best Efforts
               Shares authorized
                 Common Stock, $.001 par                            50,000,000
                 Preferred Stock, $.001 par                         10,000,000
                 Common Shares outstanding prior to Offering         2,000,011
                 Common Shares outstanding after Offering            2,100,011
                 Preferred Shares outstanding prior to Offering            -0-
                 Equity ownership by Subscribers after the Offering       4.8%

Financial
Statements     Attached  hereto as Exhibit "B" is the Company's Form 10-QSB for the nine months ended September 30, 2002, as filed on November12, 2002, the latest available financial statements of the Company.
               The latest available audited financial statements of the Company are included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001, as filed on April 8, 2002. This document appears as Exhibit "D" annexed to this Memorandum.

Method of
Distribution   The  Shares are being  offered by the  Company on a first come, first serve, best efforts basis without escrow provisions or protection. All proceeds derived from the sale of the Shares will be immediately deposited into an operating account maintained by the Company and utilized for the purposes stated herein.

               The Shares are being offered by the officers and directors of the Company without compensation. The Shares may also be offered on a best-efforts basis by registered broker dealers that are members of the National Association of Securities Dealers, Inc. ("Selling Agents"). In the event that the services of Selling Agents are used, the Company may pay up to a 10% commission on all such sales and may be certain other charges as the Board of Directors of the Company deems fair and reasonable in order to complete the Offering.

Method of
Subscription   In order to subscribe for the Shares being offered  hereby, each investor must complete and execute the subscription  agreement, a
               form  of  which   follows   this  Summary  as  Exhibit  "A"  (the
               "Subscription Agreement") and an Investment Letter, a form of which is attached hereto as Exhibit "D". The Company has reserved the discretionary right to reject all or any portion of any subscription and to abandon the Offering at any time.

               Subscribers purchasing Shares will make payment in full within 30 days from the time of subscription. Checks shall be made payable to "Momentum Holdings Corporation."

Terms of
Offering The Company is offering the Shares pursuant to Rule 506 of Regulation D under the Securities Act. The Shares are being offered only to Accredited Investors as that term is defined in Rule 501 of Regulation D under the Securities Act and as defined in Exhibit "E" annexed hereto and to Non-U.S. Persons as that term is defined under Regulation S under the Securities Act.

               The Offering will commence on January 3, 2003, and will expire on April 3, 2003.

Risk Factors   The Shares are speculative securities and involve a high degree of risk and immediate dilution, and should be purchased only by persons who can afford the loss of their entire investment. For a description of the risks associated with this transaction please see Paragraph 5. of the Subscription Agreement that follows this Summery as Exhibit "A" on Page 11 under the caption "Risk
               Factors".


                 [Balance of this page intentionally left blank]




                                   EXHIBIT "A"

                         Form of Subscription Agreement






FORM OF ACCREDITED INVESTOR AND NON-U.S. PERSON SUBSCRIPTION AGREEMENT FOR SHARES OF MOMENTUM HOLDINGS CORPORATION

SUBSCRIPTION AGREEMENT (the "Agreement") between Momentum Holdings Corporation a publicly owned Delaware corporation (the "Company") with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the individual, firm or entity executing this Agreement on the last page hereof (the "Subscriber"). The Offering (as that term is hereinafter defined) shall be offered only to and consummated strictly with "Accredited Investors" as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") and set forth on Exhibit "E" and hereby incorporated herein by reference and to Non-U.S. Persons as that term is defined under Regulation S under the Securities Act . This Agreement sets forth the terms under which the Subscriber will purchase shares of the Company's common stock and thereby invest in the Company.

     1. Description of the Offering. This subscription is for an aggregate total of up to 100,000 shares of the Company's Common Stock, $.001 par value per share (the "Shares"), offered by the Company at a purchase price of $.01 per Share or a total of $1,000. The Shares will be "restricted securities" as that term is defined under Rule 144 under the Securities Act and ineligible for public sale for a period of 12 months from the date of issuance. As a condition precedent to the issuance of the Shares, the Subscriber shall be required to sign the investment letter annexed hereto as Exhibit "D" and hereby incorporated herein by reference. Accordingly, all certificates representing the Shares will bear a restrictive legend on their face and will be subject to a stop transfer order on the books and records of the Company's transfer agent. The Shares are being offered under the exemption from registration provided by Rule 506 of Regulation D under the Securities Act. The Offering is being conducted for general working capital purposes, including the payment of the fees and expenses attendant upon the Company's reporting obligations under the Exchange Act. The entire Offering consists of an aggregate of 100,000 Shares or $1,000.

     2. Terms of the Offering. The Company is offering the Shares on a strictly best efforts basis for a period of 90 days by its officers and directors who will serve in this capacity without compensation. However, the Company reserves the right to utilize the services of participating NASD member broker-dealers or registered representatives (the "Selling Agents"). In the event Selling Agents are utilized, the Company will pay sales commissions to the Selling Agents up to a maximum of 10% of the gross Offering proceeds sold by such Selling Agents as well as certain other potential fees and expenses. All proceeds from the sale of the Shares will be deposited into the Company's operating account and immediately utilized for the purposes set forth above in the Offering Summary under the caption "Use of Proceeds". There are no escrow provisions and there is no minimum number of Shares that must be sold.

     Certificates representing the Shares shall be registered in the name(s) of the beneficial owner(s) as they appear on the last page of this Agreement and thereafter mailed to the address appearing thereon as soon as possible following the date the Subscriber's funds clear collection. The execution of this Agreement is a condition precedent to a valid subscription to the Shares. Execution of this Agreement shall constitute an offer by the Subscriber to subscribe to the Shares in the amount and on the terms specified herein. The Company reserves the right, in its sole discretion, to reject in whole or in part, any subscription offer. If the Subscriber's offer is accepted, the Company will execute a copy of this Agreement and return it to Subscriber. As soon as practicable after its execution of this Agreement, the Company will cause its transfer agent to originally issue and deliver to the Subscriber a certificate representing the number of Shares purchased.

     3. Subscription Payment. Subscription to the Shares requires a cash investment of $.01 per Share. The subscription price will be payable in cash in full within 90 days from the date of subscription.

     4. Description of the Company's Business. Since January 1, 2002, and principally as a result of the discontinuing of its live entertainment business, the Company has not had any revenue from operations. During this period, the Company has been principally engaged in seeking to consummate a business combination with a profitable privately owned company. Accordingly, and despite the fact that management does not consider the Company to be a development stage company, it is possible that the Company could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

     5. Risk Factors Associated With an Investment in the Shares.

An investment in the Shares involves a high degree of risk and should be considered only by Subscribers who can and should be prepared to sustain the loss of their entire investment. Accordingly, the Subscriber hereby represents that the Subscriber has read the following risk factors prior to the signing of this Agreement. In addition, the Subscriber acknowledges that simultaneously with the delivery of this Agreement, the Company has afforded the Subscriber the opportunity to ask questions of and receive answers from management of the Company concerning the risk factors disclosed below.

     A. Financial Statement Risk. The only financial information being supplied to Subscribers is the audited financial statements of the Company for the fiscal year ended December 31, 2001, together with the unaudited financial statements of the Company for the nine months ended September 30, 2002. As at September 30, 2002, the Company had no assets, no liabilities and no retained earnings or stockholders' equity.

     B. Limited Capital. Prior to the date of this Offering, the Company had no working capital and will be dependent upon the net proceeds from this Offering in order to continue in business pending the consummation of a business combination with a profitable privately owned company. Currently, the Company has no existing credit facilities or similar bank borrowing arrangements.

     C. No Income from Operations. The Company is a "shell" corporation that has not had any income from operations for at least one year. No income from operations will be generated solely as a result of this Offering.


     D. No Assurance of a Business Combination. There can be absolutely no assurance whatsoever that the Company will successfully negotiate and close upon a business combination with a profitable privately owned company or any company. Furthermore, and even if the Company is successful in such an endeavor, the same may not close within the 24 months following the Subscriber's investment in the Shares. The failure to consummate such a business combination will have a material adverse effect upon the Company's ultimate viability, and may render the Shares worthless.

     E. No Cash dividends on Common Stock. The Company has never paid or declared any dividends on its common stock and does not anticipate paying or declaring any cash dividends on its common stock in the foreseeable future.

     F. Possible Resales Under Rule 144. Approximately 15% of the issued and outstanding shares of the Company's common stock are free trading and unrestricted and eligible to trade in the over-the-counter market. The remaining 85% of the issued and outstanding shares have not been registered under the Securities Act and are thereby ineligible for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act. However, and subject to the passage of time, all 2,000,011 of such shares may become eligible for public sale under Rule 144, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of the Company's common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Shares.

     G. Limitation on Directors' Liabilities under Delaware Law. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

     H. No Underwriter/Best Efforts. There is no underwriter for this Offering and the Shares are being offered on a strictly "best efforts" basis with no escrow provisions or protection. Accordingly, there can be no assurances as to the number of Shares that may be sold or the amount of capital that may be raised pursuant to this Memorandum. The failure of the Company to raise the entire $1,000 sought to be raised hereunder may have a material adverse effect upon the Company's continued viability, and could render the Shares worthless.


     I. Risks of Low Priced Stocks. Should an active interdealer market for the Company's securities develop after the conclusion of this Offering, of which there can be no assurance, the Company may be subject to the "penny stock" rules. The United States Securities and Exchange Commission (the "Commission") has adopted regulations which define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the Commission relating to the penny stock market and its risks. Disclosure is also required to be made about commissions payable to both the broker/dealers and the registered representatives and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If the Company's securities were subject to the existing rules on penny stocks, the market liquidity for the Shares could be adversely affected. Even if the Company is successful in completing this Offering, and an active interdealer market should develop in the Company's common stock, of which there is no assurance whatsoever, the Company's securities will not be exempt from the penny stock restrictions.

     J. Arbitrary Offering Price There is only a limited public market for the Company's securities. Accordingly, the offering price of the Shares, which bears little relationship to any recognized investment criteria, has been determined by the Company's Board of Directors as a result of negotiations with the purchasers.

     K. Limitation of Liability of Directors to Shareholders The Company has included in its By-Laws a provision to indemnify its directors and officers and advance litigation expenses to the fullest extent permitted or required by law, including circumstances in which indemnification is otherwise discretionary. Such indemnification may be available for liabilities arising in connection with this offering. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to such indemnification provisions, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In its Certificate of Incorporation, the Company has adopted a provision that limits the personal liability of a director for breach of the director's fiduciary duty, except under certain circumstances involving any breach of the director's duty of loyalty to the Company or its shareholders, acts or omissions not made in good faith or that involve intentional misconduct or a knowing violation of law, any unlawful acts under the law, or any transaction from which a director derives an improper personal benefit.

     L. Right to Reject Subscriptions. The Shares are offered subject to the right of the Company to reject subscriptions in whole or in part. Unless applicable state law dictates otherwise, subscribers will not have any opportunity to obtain a refund of monies for Shares purchased in this Offering once the Company accepts their subscription.

     M. No Operating History or Revenue and Minimal Assets. The Company has had an unsuccessful operating history and no revenues or earnings from operations for at least the last year. The Company has no significant assets or financial resources. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There can be no assurance that the Company will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any income tax benefit from its net operating losses to date.

     N. Speculative Nature of the Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be able to identify a candidate satisfying such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. O. Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

     P. No Agreement for Business Combination or Other Transaction--No Standards for Business Combination. The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There can be no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company opportunity to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having losses, limited or no potential for earnings, limited assets, no significant operating history, negative net worth or other negative characteristics.

     Q. Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty (20) hours per month to the business of the Company. The Company's only executive officer is Anthony R. Russo and its only "outside" director is Danny L. Pixler, neither of whom have entered into written employment agreements with the Company or are expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of Anthony R. Russo would adversely affect development of the Company's business and its likelihood of consummating a business combination.

     R. Conflicts of Interest-General. The Company's two directors participate in other business ventures which may compete directly with the Company. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Company will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

     S. Reporting Requirements May Delay or Preclude Acquisition. Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     T. Lack of Market Research or Marketing Organization. The Company has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there can be no assurance the Company will be successful in completing any such business combination.

     U. Lack of Diversification. The Company's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     V. Probable Change in Control and Management. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

     W. Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such combining business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

     X. Aspects of Blank Check Offering. The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter on terms satisfactory to the Company or the target.

     Y. Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

     Z. Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Company rather than incur the burdens associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

     6. The Representations and Warranties of the Company. The Company hereby represents and warrants to the Subscriber as follows:

     A. The Company is a corporation duly formed, validly existing and in good standing under the laws of the State of Delaware with full power and authority to conduct its business;

     B. The Company has the corporate power to execute, deliver and perform this Agreement in the time and manner contemplated, and has taken all requisite corporate action to sell, originally issue and deliver the Shares to the Subscriber; and

     C. The Shares, upon original issuance and delivery to the Subscriber, will be duly and validly issued, fully paid and non-assessable with no personal liability attaching to the ownership thereof.

         7. Subscriber's Representations, Warranties and Covenants. The Subscriber hereby represents and warrants to and covenants with the Company as follows:

     A. If the Subscriber is a natural person, the Subscriber: (i) is over the age of 21; (ii) has adequate means of providing for the Subscriber's current needs and possible contingencies, and the Subscriber has no need for liquidity of the Subscriber's investment in the Company; (iii) can bear the economic risk of losing the Subscriber's entire investment in the Shares; (iv) has such knowledge and experience in business and financial matters that the Subscriber is capable of evaluating the relative risks and merits of the Subscriber's investment in the Shares; (v) has reviewed the definition of "Accredited Investor" under the Securities Act as set forth on Exhibit "D" annexed hereto and incorporated herein by reference and affirms that the Subscriber is an "Accredited Investor"; (vi) has not relied upon any oral statements or representations by the Company or its principals; and (vii) understands the undercapitalized and speculative nature of the Company's proposed business, as well as the uncertainty attendant upon the Company's status as a "shell" corporation;

     B. If the Subscriber is a corporation, partnership, trust or any unincorporated association: (i) the person executing this Agreement does so with full right, power and authority to make this investment; (ii) that such entity was not formed for the specific purpose of making an investment in the Company; and (iii) that all further representations and warranties made herein are true and correct with respect to such corporation, partnership, trust and unincorporated association;

     C. The Subscriber has had an opportunity to ask questions of and receive answers from the Company or a person or persons acting on its behalf, concerning the terms and conditions of this investment and the content of the exhibits annexed hereto;

     D. The Subscriber's compliance with the terms and conditions of this Agreement will not conflict with any instrument or agreement pertaining to the Shares or the transactions contemplated herein; and will not conflict in, result in a breach of, or constitute a default under any instrument to which the Subscriber is a party or the Shares are the subject;

     E. The Subscriber will seek the Subscriber's own legal, tax and investment advice concerning tax implications attendant upon the purchase of the Shares, and understands and accepts that the Company is relying upon this representation insofar as disclosure of legal, tax and investment matters is concerned;

     F. The Subscriber acknowledges, accepts and understands that: (i) the Shares will be "restricted securities" as that term is defined under the Securities Act ; (ii) the Subscriber will be acquiring the Shares solely for the Subscriber's own account, for investment purposes and without a view towards the resale or distribution thereof; (iii) the Subscriber will hold the Shares for at least the applicable one year holding period proscribed by Rule 144 under the Securities Act ; and (iv) any sale of the Shares will be accomplished only in accordance with the Securities Act or the rules and regulations of the SEC adopted thereunder. In addition, the Subscriber hereby consents to the imprinting of a standard form of restrictive legend on all certificates representing the Shares as well as the imposition of a standard form of stop transfer order against the Shares on the books and records of the Company's transfer agent;

     G. The Subscriber understands that except as set forth herein, the Company is under no obligation to register the Shares under the Securities Act or to comply with the requirements for any exemption which might otherwise be available, or to supply the Subscriber with any information necessary to enable the Subscriber to make routine sales of the Shares under Rule 144 or any other rule of the Rules and Regulations of the SEC adopted under the Securities Act; and

     The foregoing representations and warranties are true and accurate as of the date hereof and shall be true and accurate as of the date of delivery of the subscription to the Company and shall survive such delivery. If, in any respect, such representations and warranties shall not be true and accurate, the Subscriber shall give written notice of such fact to the Company, specifying which representations and warranties are not true and accurate and the reasons therefore.

     8. Responsibility. the Company or its officers and directors shall not be liable, responsible or accountable in damages or otherwise to Subscriber for any act or omission performed or omitted by them in good faith and in a manner reasonably believed by them to be within the scope of the authority granted to them by this Agreement and in the best interests of the Company provided they were not guilty of gross negligence, willful or wanton misconduct, fraud, bad faith or any other breach of fiduciary duty with respect to such acts or omissions.

     9. Miscellaneous.

     A. This Agreement shall be deemed to have been made and delivered in and governed by and interpreted under and construed in all respects in accordance with the laws of the State of New York, irrespective of the place of domicile or resident of either party. In the event of controversy arising out of the interpretation, construction, performance or breach of this Agreement, the parties hereby agree and consent to the jurisdiction and venue of the United States District Court for the Southern District of New York, and further agree and consent that personal service of process in any such action or proceeding outside of the City of New York, State of New York shall be tantamount to service in person within the City of New York, State of New York, and shall confer personal jurisdiction and venue upon the said court.

     B. The Company and the Subscriber hereby covenant that this Agreement is intended to and does contain and embody herein all of the understandings and Agreements, both written or oral, of the Company and the Subscriber with respect to the subject matter of this Agreement, and that there exists no oral agreement or understanding, express or implied liability, whereby the absolute, final and unconditional character and nature of this Agreement shall be in any way invalidated, empowered or affected. There are no representations or warranties other than those set forth herein;

     C. The headings of this Agreement are for convenient reference only and they shall not limit or otherwise affect the interpretation or effect of any terms or provisions hereof;

     D. This Agreement shall not be changed or terminated orally except as set forth herein. All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by and against the successors and assigns of the Company and the heirs, executors, administrators and assigns of the Subscriber; and

     E. A modification or waiver of any of the provisions of this Agreement shall be effective only if made in writing and executed with the same formality as this Agreement. The failure of either the Company or the Subscriber to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default of the same or similar nature, or of any other nature or kind.

10. Subscription Application for Individuals. The undersigned Subscriber hereby offers to purchase and subscribe to ___ Shares this ___ day of January 2003. Full payment of $___ or $.01 for each Share has previously been sent to the Company, the receipt of which is hereby acknowledged by the Company.


                                          ---------------------------------

                                           AGREED TO AND ACCEPTED:

                                          Momentum Holdings Corporation


                                         BY:________________________________
                                            Anthony R. Russo, President






                                   EXHIBIT "D"

                            Form of Investment Letter

January   , 2003

Board of Directors
Momentum Holdings Corporation
477 Madison Avenue
12th Floor
New York, NY 10022

Gentlemen:

In connection with the purchase by and delivery to the undersigned as of the date first above written of 20,000 authorized but unissued shares of the Common Stock, $.001 par value per share ("Shares"), of Momentum Holdings Corporation, a publicly owned Delaware corporation (the "Company"), the undersigned for itself, and its successors and assigns, hereby represents, warrants and agrees with the Company as follows with respect to the Shares:

     1. The undersigned will be acquiring the Shares for investment and not with a view to the distribution thereof and is familiar with the meaning of such representation and covenants and understands the restrictions which are imposed thereby. More specifically, but without limitation, the undersigned understands that in the view of the Securities and Exchange Commission, one who acquires securities for investment is not exempt from the registration requirements of the Securities Act, if one merely acquires such securities for resale upon the occurrence or non-occurrence of some predetermined event or for holding for a fixed or determinable period in the future;

     2.  The   undersigned   will  be  acquiring   the  Shares  solely  for  the
undersigned's own account and no other person or entity has any direct or indirect beneficial ownership or interest therein;

     3. The Undersigned has a net worth substantially in excess of the cost of the Shares to the undersigned and in the event the undersigned shall incur a loss in the Shares, it would not materially affect the undersigned's financial condition;

     4. The undersigned has been advised that in reliance on the representations, warranties and agreements herein made by the undersigned, the transfer and delivery of the Shares to the undersigned will not be registered under the Securities Act on the ground that the issuance thereof is exempt from registration by virtue of Rule 506 of regulation D under the Securities Act and/or Sections 4(2) thereof;

     5. The undersigned has such knowledge and experience in financial and business matters that the undersigned is capable of evaluating and understanding the merits and risks attendant upon the investment in the Company represented by the acquisition of the Shares;

     6. The undersigned's investment in the Company represented by the purchase of the Shares came about as a result of direct communications between the Company and the undersigned, and did not result from any form of general advertising or general solicitation including but not limited to, advertisements or other communications in newspapers, magazines, or other media; broadcasts on radio or television, seminars or promotional meetings or any letter, circular or other written communication; and

     7. Any sale of the Shares will be made in accordance with the Securities Act and the terms and condition of Section 9 of an Accredited Investor Subscription Agreement of even date herewith between the undersigned and the Company to which this investment letter is attached as an exhibit.





                                   EXHIBIT "E"

                                   DEFINITION
                                       Of
                               ACCREDITED INVESTOR


Rule 501(a) of Regulation D under the Act of 1933, as amended (the "Securities Act ") defines an "Accredited Investor" as any person who comes within any of the following categories, or who the issuer reasonably believes comes within any of the following categories, at the time of the sale of the securities to that person:

     (i) Any bank or savings and loan association as defined in Sections 3(a)(2) and 3(a)(5)(A), respectively, of the Securities Act acting either in its individual or fiduciary capacity;

     (ii) Any broker dealer registered pursuant to Section 15 of the Securities Exchange Act ;

     (iii) Any insurance company as defined in Section 2(13) of the Securities Act ;

     (iv) Any investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2(a)(48) of that Act;

     (v) Any Small Business Investment Company licensed by the U.S. Small Business Administration under Section 301(c) or (d) of the Small Business Investment Act of 1958;

     (vi) Any employee benefit plan within the meaning of Title I of the Employee Retirement Income Security Act of 1974 and): ---

          (a) The investment decision is made by a plan fiduciary, as defined in
          Section 3(21) of such Act, which is either a bank, savings and loan association, insurance company, or registered investment adviser; or

          (b)  The  employee   benefit  plan  has  total  assets  in  excess  of
          $5,000,000; or

          (c) The plan is a self-directed plan with investment decisions made solely by persons who are "Accredited Investors" as defined under the Securities Act .

(vii) Any private business development company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940;

(viii) Any entity that has total assets in excess of $5,000,000, was not formed for the specific purpose of acquiring shares of the Company and is one or more of the following:

          (a) an organization described in Section 501(c)(3) of the Internal Revenue Code; or

          (b) a corporation; or

          (c) a Massachusetts or similar business trust; or

          (d) a partnership.

(ix) Any trust with total assets exceeding $5,000,000, which was not formed for the specific purpose of acquiring shares of the Company and whose purchase is directed by a person who has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment in the shares;

(x) Any natural person who, together with the person's spouse, have a net worth of at least $1,000,000 or the person, individually, has had net income of not less than $200,000 during the last two years, and reasonably anticipates that the person will have an income of at least $200,000 during the present year and the next year.