Form 10QSB/A
period 2003-03-31
MOMENTUM HOLDINGS CORP
filed 2003-05-08
CIK 1047540

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                  Form 10Q-SB/A

(Mark One)

...X.. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2003

.......  Transition  report under section 13 or 15(d) of the Securities  Exchange
Act  of   1934   for   the   transition   period   from____________________   to
______________________.


                           Commission File No: 0-23873


                          MOMENTUM HOLDINGS CORPORATION
                     (Name of small business in its charter)

Delaware                                                   13-4099008
(State or other jurisdiction of                                (IRS
incorporation)                                     mployer Identification No.)


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

                                TABLE OF CONTENTS

The Registrant hereby files this Amendment No.1 to its Quarterly on Form 10-QSB for the three months ended March 31, 2003, (the "Quarterly Report") to amend
Part I of the Quarterly Report to include Item 3. Controls and Procedures. The foregoing Item 3 was inadvertently not attached to the Quarterly Report filed on April 30, 2003. No other changes have been made to the Quarterly Report. This amendment does not reflect any events occurring after April 30, 2003, the date the Registrant filed the Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION

By:     /s/_Anthony R. Russo___________
  --------------------------

Anthony R. Russo, Chief Executive
and Financial Officer, and Director

May 1, 2003






                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Momentum Holdings Corporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 1, 2003

/s/  Anthony R. Russo
Chief Executive Officer


                                 CERTIFICATIONS

I,   Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Momentum Holdings Corporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 1, 2003

/s/  Anthony R. Russo
Chief Financial Officer