Form 10QSB
period 2003-06-30
MOMENTUM HOLDINGS CORP
filed 2003-08-08
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

...X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

..... Transition report under section 13 or 15(d) of the Securities  Exchange Act
     of   1934   for   the   transition   period   from____________________   to
     ______________________.


                           Commission File No: 0-23873


                          MOMENTUM HOLDINGS CORPORATION
                     (Name of small business in its charter)

      Delaware                                              13-4099008
      --------                                              ----------
(State or other jurisdiction of incorporation)         (IRS Employer Id. No.)

             477 Madison Avenue, 12th Floor, New York, NY 10022-5802
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 308-8700



Applicable only to issuers involved in bankruptcy proceedings during the past five years:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _ . No .

Applicable only to corporate issuers:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value, 2,100,011 shares at June 30, 2003.


 Transitional Small Business  Disclosure Format (Check one): Yes      NO  X
                                                               ---      ---



                          MOMENTUM HOLDINGS CORPORATION
                    FORM 10-QSB - QUARTER ENDED JUNE 30, 2003
                                      INDEX
                                                                         Page

PART I FINANCIAL INFORMATION..............................................2

Item 1. Financial Statements..............................................2

   Balance Sheets at June 30, 2003 and December 31, 2002..................3
   Statements of Operations for the Six Months and
     Three Months Ended June 30, 2003 and June 30, 2002...................4
   Statements of Stockholders' Equity (Deficiency)
     for the Period January 1, 2002 through June 30, 2003.................5
   Statements of Cash Flows for the Six Months
     Ended June 30, 2003 and June 30, 2002................................6
   Notes to Financial Statements..........................................8

Item 2. Management's Discussion and Analysis.............................10

Item 3. Controls and Procedures .........................................11

PART II OTHER INFORMATION................................................11

Item 2. Changes in Securities............................................11

Item 5  Other Information................................................12

Item 6. Exhibits and Reports on Form 8-K.................................12

        SIGNATURES.......................................................12

        EXHIBITS.........................................................15




PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The unaudited condensed balance sheet of the Registrant as of June 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited statements of operations for the six months and three months ended June 30, 2003 and June 30, 2002 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.




                          MOMENTUM HOLDINGS CORPORATION
                                 BALANCE SHEETS


                                                 June 30,          December 31,
                                                   2002
                                               (unaudited)             2002
                                              ------------        -------------

ASSETS

Current assets:
   Cash                                      $         100        $        100
                                               -----------         -----------
     Total current assets                              100                 100
                                               -----------         -----------

         Total assets                        $         100        $        100
                                               ===========         ===========



LIABILITIES and STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Due Brentwood Capital Corp.               $      50,082        $     25,638
   Accrued income taxes payable                         33                 200
                                              ------------         -----------
         Total liabilities                          50,115              25,838
                                              ------------         -----------

Stockholders' equity (deficiency):
   Preferred stock, $.01 par,
   10,000,000 shares authorized;
   no shares issued and outstanding          $         --       $          --

   Common stock, $.01 par,
   50,000,000 shares authorized;
   2,100,011 and 2,000,011 shares
   issued and outstanding on June 30, 2003
   and December 31, 2002, respectively              2,100               2,000
     Additional paid-in capital                 2,001,855           1,994,455
     Retained earnings                         (2,053,970)         (2,022,193)
                                               -----------        -----------
       Total stockholders' equity (deficiency)    (50,015)            (25,738)
                                               -----------        -----------

       Total liabilities and stockholders'
         equity (deficiency)                  $       100      $          100
                                               ==========          ==========



                 See accompanying Notes to Financial Statements




                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF OPERATIONS
                                    Unaudited


                                       Six Months Ended      Three Months Ended
                                           June 30,                 June 30,
                                        2003        2002       2003        2002
                                        ----        ----       ----        ----

Revenue                              $     -     $     -    $     -     $     -

Cost of revenue                            -           -          -           -
                                      ------      ------      -----       -----

Gross profit                               -           -          -           -
                                      ------      ------      -----      ------

General and administrative expenses:
    Professional fees                 17,471      21,100      7,099       1,100
    Other                             14,056      51,500      7,251      56,659
                                      ------      ------     ------      ------
                                      31,527      72,600     14,350      57,759
                                      ------      ------     ------      ------

Loss before                          (31,527)    (72,600)   (14,350)    (57,759)
taxes

Income tax expense:
    Current                              250         200        150         100
    Deferred                               -           -          -           -
                                    --------      ------     ------       -----
                                         250         200        150         100
                                    --------      ------     ------       -----

Net loss                            $(31,777)  $ (72,800)  $(14,500)   $(57,859)
                                    ========    ========    =======     =======


Loss per share - basic and diluted   $ (0.02)    $ (0.11)    $(0.01)     $(0.05)
                                    ========     =======     ======     =======

Weighted average shares
 outstanding -
    basic and diluted              2,085,726     648,180  2,100,011   1,111,220
                                   =========     =======  =========   =========



                 See accompanying Notes to Financial Statements.




                          MOMENTUM HOLDINGS CORPORATION
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2003





                                    Preferred stock,
                                      $.01 par         Common stock,   $.001 par
                                      --------
                                 Shares     Amount        Shares         Amount
                                 ------     ------        ------         ------

Balance, January 1, 2002, after
1:100 reverse stock split            -     $    -      $ 180,011        $  180


Reclassification of opening
accounts                             -          -              -             -
                                ------     ------       --------        ------

Balance, January 1, 2002,
 restated                            -    $     -        180,011        $  180

Issuance of common shares for
     Cash                            -          -          1,975             2
     Services                        -          -      1,818,025         1,818

Net loss                             -          -              -             -
                               -------    -------      ---------         -----

Balance, December 31, 2002           -    $     -      2,000,011       $ 2,000


   (2003 unaudited)

Issuance of common stock
 for cash                           -           -       100,000            100

Net loss                            -           -              -             -
                              -------     -------       --------        ------

Balance, June 30, 2003              -           -      2,100,011     $   2,100
                              =======     =======      =========        ======





                 See accompanying Notes to Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2003





                                      Additional        Retained
                                       paid-in          earnings
                                       capital         (deficit)       Total
                                     -----------       ---------     ---------
Balance, January 1, 2002, after
1:100 reverse stock split           $ 4,161,504    $(4,161,643)      $    41


Reclassification of opening accounts (2,238,108)     2,238,108             -
                                      ---------     ----------        ------

Balance, January 1, 2002, restated    1,923,396    $(1,923,535)    $       41

Issuance of common shares for
     Cash                                    77              -             79
     Services                            70,982              -         72,800

Net loss                                      -        (98,658)       (98,658)
                                      ---------     ----------       --------

Balance, December 31, 2002          $ 1,994,455   $ (2,022,193)     $ (25,738)


 (2003 unaudited)

Issuance of common stock for cash         7,400              -         7,500

Net loss                                      -        (31,777)      (31,777)
                                      ---------    -----------       -------

Balance, June 30, 2003              $ 2,001,855  $ ( 2,053,970)      (50,015)
                                     ==========     ==========       =======


                 See accompanying Notes to Financial Statements.


                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                           (Unaudited)
                                                     Six Months Ended June 30,
                                                       2003              2002
                                                       ----              ----

Cash provided (used) by:
  Operating activities:
    Cash received from customers                    $     -          $      -
    Cash paid to suppliers                                -                 -
                                                     ------           -------
    Income taxes paid                                     -                 -
                                                     ------           -------

      Net cash provided by (used in)
        operating activities                              -                 -
                                                     ------           -------

Investing activities:
    Theatre productions in development                    -                 -
                                                    -------           -------

      Net cash used by investing activities               -                 -
                                                    -------           -------


Financing activities:
    Proceeds from issuance of common stock            7,500                -
    Repayment to Brentwood Capital Corp.             (7,500)               -
    Services Received in Exchange for                     -               79
      Common Shares                                  -------          -------

         Net cash provided by financing activities        -               79
                                                    -------          -------


Increase (decrease) in cash, net                          -               79

Cash, beginning of period                               100               41
                                                    -------          -------


Cash, end of period                              $      100        $     120
                                                   ========          =======




                 See accompanying Notes to Financial Statements.





                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)



                                                      Six Months Ended June 30,
                                                           2003       2002
                                                          -----       ----

Reconciliation of net loss to net cash
 provided by (used in) operating activities:

Net loss                                            $(  31,777)     $ (72,800)
                                                      --------       --------

Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
       Amortization                                          -
       Minority interest                                     -
   Deferred income taxes                                     -

     Decreases in assets:
       Accounts receivable                                   -
       Prepaid expenses                                      -
       Deposits                                              -

     Changes in liabilities increase (decrease):
       Due Brentwood Capital Corp.                      31,944         72,800
       Accrued income taxes payable                       (167)
                                                      --------      ---------
Total adjustments                                       31,777         72,800
                                                      --------      ---------

Net cash provided by (used in) operating activities  $       -     $        -
                                                      ========      =========


Supplemental schedule of non-cash financing activity:

For the six months ended June 30, 2003- None

For the six months ended June 30, 2002- On April 13, 2002, the Registrant issued 1,000,000 shares of its Common Stock, $.001 par value, in exchange for merchant banking services rendered during the six months ended June 30, 2002 valued at $40,000. In addition, on June 24, 2002, the Registrant issued 818,025 shares in exchange for legal services, office facilities, and other administrative services provided through June 30, 2002 vauled at $32,800.





                 See accompanying Notes to Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                    Unaudited


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

Since December 31, 2001, and principally as a result of the Registrant's disposition of its live entertainment business, the Registrant has not had any revenue from operations. During this period, the Registrant has been primarily involved in seeking a business combination with a profitable, privately-owned company. Accordingly, and despite the fact that management does not consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b) (3) of the Securities Act of 1933, as amended, a "blank check" company is one that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934, as amended, in that connection. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.

Note 2 - Redirection of the Registrant's Activities

On February 5, 2002, Midwest Merger Management, LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations for more than five years ("MMM"), acquired 12,001,465 shares of the Registrant's common stock from the Registrant's former officers, directors, and a Trust formed for the purpose of taking ownership of the Registrant's failed live entertainment business in December 2001, and resolving its affairs. Giving effect to the April 5, 2002, one for 100 reverse split of the Registrant's common stock, MMM's equity position became 120,014 shares. As MMM acquired 66.67% of the issued and outstanding shares of Registrant's common stock, it may materially influence and exercise effective control over the Registrant's affairs, including but not limited to, the election of directors. Although MMM is actively seeking a new business operation for the Registrant, no assurances can be given that its plan of redirection can be executed in a timely and seamless manner, or that it will achieve meaningful success.

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

Reclassification of Paid in Capital. In connection with the Registrant's disposition of 100% of the common stock of its failed live entertainment business in December 2001, the combination of the $300,000 of the Registrant's obligations assumed by the purchaser plus the excess of liabilities over the assets of the business sold resulted in a credit to the Registrant's shareholders' capital accounts of $2,914,731, which was classified as paid in capital at December 31, 2001. Upon subsequent evaluation of the composition of the net liabilities of the former business, the Registrant concluded that only $376,623 of such liabilities that were due related parties and minority interests, and the $300,000 of the Registrant's direct liabilities that were assumed were applicable to paid in capital. Accordingly, the $2,238,108 excess was reclassified to the Registrant's opening accumulated deficit balance for the year ended December 31, 2002.

Note 4 - Related Party Transactions

During the six months ended June 30, 2002, MMM contributed $15,000 to the Registrant's additional paid-in capital representing virtually all of the Registrant's administrative costs for the period (for which it was subsequently reimbursed with newly issued shares of the Registrant's common stock).

In May 2002, the Registrant granted Brentwood Capital Corp., a privately held New York merchant bank of which MMM is a client ("Brentwood"), an option to purchase 1,000,000 of its common shares for $40,000. Shortly thereafter, Brentwood exercised its option in exchange for the Registrant's acceptance of certain business combination candidate search services valued at $40,000. In December 2002, Brentwood sold 865,000 shares of the Registrant's Common Stock to MMM in a private transaction valued at $.04 per share.


The Registrant is entitled to the use of 300 square feet of office and related facilities free of charge from March through September 2002, and at $2,000 per month thereafter, and management services from March 2002 through September 2003 without charge, and at the rate of $1,000 per month thereafter pursuant to an Advisory and Occupancy Services Agreement with Brentwood dated December 30, 2002. The agreement also provides that Brentwood, commencing July 1, 2002, will arrange and pay for the Registrant's recurring administrative and reporting expenses and invoice the Registrant periodically on open account. At June 30, 2003, the Registrant owed Brentwood $18,000 for monthly office charges and $32,082 in general and administrative expenses or an aggregate of $50,082.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements.

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

Six Month Periods Ended June 30, 2003 and 2002

Revenues. As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no revenues during either the six month period ended June 30, 2003 ("6M3") or the six month period ended June 30, 2002 ("6M2").

Cost of Revenues and Gross Profit (Loss). As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no cost of revenues or gross profit (loss) during either 6M3 or 6M2.

Expenses and Income Taxes. General and administrative expenses for 6M3 were $31,527 compared to $72,600 for 6M2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) the $2,000 per month occupancy fee that commenced October 1, 2002, pursuant to the Registrant's December 30, 2002, Advisory and Occupancy Services Agreement with Brentwood (commencing October 1, 2003, the Registrant will also incur a $1,000 per month business advisory fee pursuant to the same agreement), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss. The Registrant's 6M3 resulted in a net loss of $31,777 compared to net loss of $72,800 for 6M2. The average number of common shares outstanding in each period, after restatement for the reverse split, yielded a loss per share of $0.02 for 6M3 versus $0.11 for 6M2.

Three Month Periods Ended June 30, 2003 and 2002

Revenues. As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no revenues during either the second quarter ended June 30, 2003 ("2Q3") or the second quarter ended June 30, 2002 ("2Q2").

Cost of Revenues and Gross Profit (Loss). As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no cost of revenues or gross profit (loss) during either 2Q3 or 2Q2.

Expenses and Income Taxes. General and administrative expenses for 2Q3 were $14,350 compared to $57,759 for 2Q2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) the $2,000 per month occupancy fee that commenced October 1, 2002, pursuant to the Registrant's December 30, 2002, Advisory and Occupancy Services Agreement with Brentwood (commencing October 1, 2003, the Registrant will also incur a $1,000 per month business advisory fee pursuant to the same agreement), (iii) other ancillary expenses, and (iv) the payment of minimum franchise taxes.

Net Loss. The Registrant's 2Q3 resulted in a net loss of $14,500 compared to net loss of $57,859 for 2Q2. The average number of common shares outstanding in each period, after restatement for the reverse split, yielded a loss per share of $0.01 for 2Q3 versus $0.05 for 2Q2.

Liquidity and Capital Resources

At June 30, 2003, the Registrant did not have any significant cash or assets and had current liabilities of $50,115 and a working capital deficiency of $50,015. MMM and Brentwood, the respective holders of 90.2% and 5.0% of the Registrant's common shares at June 30, 2003, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in March 2002. The continued economic viability of the Registrant is completely dependent upon MMM and Brentwood continuing to support the Registrant's stated business purpose of seeking a business combination candidate with which to merge. No assurances can be given that the Registrant's plan to acquire or merge with another business operation will be successful, or that MMM and Brentwood will support that effort indefinitely.

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


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     99.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION

Dated: August 6, 2003

By:  /s/ Anthony R. Russo
-------------------------

Anthony R. Russo, Chief Executive
and Financial Officer, and Director

                                   EXIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Momentum Holdings Corporation.

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c)   Evaluated  the  effectiveness  of  the  Registrant's   disclosure
               controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: August 6, 2003


/s/Anthony R. Russo
-------------------
Anthony R. Russo
Chief Executive Officer


I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Momentum Holdings Corporation.


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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c)   Evaluated  the  effectiveness  of  the  Registrant's   disclosure
               controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: August 6, 2003


/s/  Anthony R. Russo
Chief Financial Officer





                                  EXHIBIT 99.2

                          Momentum Holdings Corporation

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Momentum Holdings Corporation on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 6, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Dated: August 6, 2003

/s/_Anthony R. Russo
Chief Executive Officer


Dated: August 6, 2003

/s/ Anthony R. Russo
Chief Financial Officer


Note: The certification the registrant furnishes in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.