Form 10QSB
period 2003-09-30
MOMENTUM HOLDINGS CORP
filed 2003-11-20
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB


(Mark One)

...X..Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

     Common Stock, $.001 par value, 2,100,011 shares at September 30, 2003.


 Transitional Small Business  Disclosure Format (Check one): Yes      NO  X
                                                               ---      ---



                          MOMENTUM HOLDINGS CORPORATION
                    FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX
                                                                         Page

PART I FINANCIAL INFORMATION..............................................2

Item 1. Financial Statements..............................................2

   Balance Sheets at September 30, 2003 and December 31, 2002.............3
   Statements of Operations for the Nine Months and
     Three Months Ended September 30, 2003 and September 30, 2002.........4
   Statements of Stockholders' Equity (Deficiency)
     for the Period January 1, 2002 through September 30, 2003............5
   Statements of Cash Flows for the Nine Months
     Ended September 30, 2003 and September 30, 2002......................6
   Notes to Financial Statements..........................................8

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

Item 5  Other Information................................................12

Item 6. Exhibits and Reports on Form 8-K.................................12

        SIGNATURES.......................................................12

        EXHIBITS.........................................................15




PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed balance sheet of the Registrant as of September 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited statements of operations for the nine months and three months ended September 30, 2003 and September 30, 2002 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.




                          MOMENTUM HOLDINGS CORPORATION
                                 BALANCE SHEETS


                                              September 30,         December 31,
                                                   2003                2002
                                               (unaudited)
                                              ------------        -------------

ASSETS

Current assets:
   Cash                                      $         100        $        100
                                               -----------         -----------
     Total current assets                              100                 100
                                               -----------         -----------

         Total assets                        $         100        $        100
                                               ===========         ===========



LIABILITIES and STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Accounts payable                          $      25,082        $     25,638
   Accrued income taxes payable                         33                 200
                                              ------------         -----------
         Total liabilities                          25,115              25,838
                                              ------------         -----------

Stockholders' equity (deficiency):
   Preferred stock, $.01 par,
   10,000,000 shares authorized;
   no shares issued and outstanding          $         --       $          --

   Common stock, $.01 par,
   50,000,000 shares authorized;
   2,100,011 and 2,000,011 shares
   issued and outstanding on September 30, 2003
   and December 31, 2002, respectively              2,100               2,000
     Additional paid-in capital                 2,001,855           1,994,455
     Retained earnings                         (2,028,970)         (2,022,193)
                                               -----------        -----------
       Total stockholders' equity (deficiency) (   25,015)         (   25,738)
                                               -----------        -----------
       Total liabilities and stockholders'
         equity (deficiency)                  $       100      $          100
                                               ==========          ==========



                 See accompanying Notes to Financial Statements




                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF OPERATIONS
                                    Unaudited


                                       Nine Months Ended      Three Months Ended
                                          September 30,          September 30,
                                        2003        2002       2003        2002
                                        ----        ----       ----        ----

Revenue                              $     -     $     -    $     -     $     -

Cost of revenue                            -           -          -           -
                                      ------      ------      -----       -----

Gross profit                               -           -          -           -
                                      ------      ------      -----      ------

General and administrative expenses:
    Professional fees                 22,471      74,200      5,000          --
    Other                             14,056          --         --       1,600
                                      ------      ------     ------      ------
                                      36,527      74,200      5,000       1,600
                                      ------      ------     ------      ------

Loss before extraordinary            (36,527)    (74,200)   ( 5,000)     (1,600)
item and taxes

Extraordinary item:
Forgiveness of debt                   30,000           -     30,000          -
                                     --------     ------     ------       -----
                                    (  6,527)    (74,200)    25,000      (1,600)

Income tax expense:
    Current                              250         300          -         100
    Deferred                               -           -          -           -
                                    --------      ------     ------       -----
                                         250         300          -         100
                                    --------      ------     ------       -----

Net loss                            $( 6,777)  $ (74,500)  $ 25,000    $(1,700)
                                    ========    ========    =======     =======


Gain (Loss) per share -
 basic and diluted                  $ (0.00)    $ (0.07)   $  0.01     $(0.00)
                                    ========     =======     ======     =======
Weighted average shares
 outstanding -
    basic and diluted              2,085,726   1,108,000  2,100,011   2,000,000
                                   =========   =========  =========   =========


See accompanying Notes to Financial Statements.




                          MOMENTUM HOLDINGS CORPORATION
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE PERIOD JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2003



                                    Preferred stock,
                                      $.01 par         Common stock,   $.001 par
                                      --------
                                 Shares     Amount        Shares         Amount
                                 ------     ------        ------         ------

Balance, January 1, 2002, after
1:100 reverse stock split            -     $    -      $ 180,011        $  180

Reclassification of opening
accounts                             -          -              -             -
                                ------     ------       --------        ------
Balance, January 1, 2002,
 restated                            -    $     -        180,011        $  180

Issuance of common shares for
     Cash                            -          -          1,975             2
     Services                        -          -      1,818,025         1,818

Net loss                             -          -              -             -
                               -------    -------      ---------         -----
Balance, December 31, 2002           -    $     -      2,000,011       $ 2,000

   (2003 unaudited)
Issuance of common stock
 for cash                           -           -        100,000           100
Net loss                            -           -              -             -
                              -------     -------      ---------        ------
Balance, September 30, 2003         -           -      2,100,011     $   2,100
                              =======     =======      =========        ======


See accompanying Notes to Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE PERIOD JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2003


                                      Additional        Retained
                                       paid-in          earnings
                                       capital         (deficit)       Total
                                     -----------       ---------     ---------
Balance, January 1, 2002, after
1:100 reverse stock split           $ 4,161,504    $(4,161,643)      $    41

Reclassification of opening accounts (2,238,108)     2,238,108             -
                                      ---------     ----------        ------
Balance, January 1, 2002, restated    1,923,396    $(1,923,535)    $       41

Issuance of common shares for
     Cash                                    77              -             79
     Services                            70,982              -         72,800

Net loss                                      -        (98,658)       (98,658)
                                      ---------     ----------       --------

Balance, December 31, 2002          $ 1,994,455   $ (2,022,193)     $ (25,738)

(2003 unaudited)

Issuance of common stock for cash         7,400              -         7,500

Net loss                                      -      (   6,777)       ( 6,777)
                                      ---------    -----------        -------
Balance, September 30, 2003         $ 2,001,855  $ ( 2,028,970)     $ (25,015)
                                     ==========     ==========        =======

See accompanying Notes to Financial Statements.


                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                           (Unaudited)
                                                 Nine Months Ended September 30,
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
                                                   ========          =======


See accompanying Notes to Financial Statements.



                          MOMENTUM HOLDINGS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (Concluded)



                                                Nine Months Ended September 30,
                                                        2003          2002
                                                        -----         ----

Reconciliation of net loss to net cash
 provided by (used in) operating activities:

Net loss                                            $(   6,777)     $ (74,500)
                                                      --------       --------

Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
       Amortization                                          -
       Minority interest                                     -
   Deferred income taxes                                     -

     Decreases in assets:
       Accounts receivable                                   -
       Prepaid expenses                                      -
       Deposits                                              -

     Changes in liabilities increase (decrease):
       Due Brentwood Capital Corp.                       6,944         72,800
       Accrued income taxes payable                       (167)         1,700
                                                      --------      ---------
Total adjustments                                        6,777         74,500
                                                      --------      ---------
Net cash provided by (used in) operating activities  $       -     $        -
                                                      ========      =========


Supplemental schedule of non-cash financing activity:

For the nine months ended September 30, 2003- None

For the nine months ended September 30, 2002- On April 13, 2002, the Registrant issued 1,000,000 shares of its Common Stock, $.001 par value, in exchange for merchant banking services rendered during the nine months ended September 30, 2002 valued at $40,000. In addition, on June 24, 2002, the Registrant issued 818,025 shares in exchange for legal services, office facilities, and other administrative services provided through September 30, 2002 vauled at $32,800.

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

On August 19, 2003, Momentum Holdings Corporation (the "Company", Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"), consumated the terms of a Stock Purchase Agreement (the "Agreement") with Cipher Multimedia, Inc., a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Company's common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of One Hundred Fifty Thousand Dollars ($150,000) by wire transfer and executed a promissory note in the amount of Sixty Thousand Dollars ($60,000) due on September 6, 2003 and a second promissory note in the amount of Sixty-Five Thousand Dollars ($65,000) due on December 5, 2003.

Also,  under  the  terms  of the  exchange  agreement,  Momentum  will  exchange
14,052,800 newly-issued shares of common stock for all of the issued and outstanding shares of common stock of Cipher, amounting to 100% of Cipher's outstanding capital stock after the Exchange, leaving 16,452,811 shaes of the Company's stock issued and outstanding.

Therefore, as a result thereof, Cipher acquired voting control of Momentum on August 19, 2003 and became Momentum's majority shareholder.


Also on August 19, 2003, Anthony R. Russo and Danny L. Pixler resigned as the sole officers and directors of the Company. Patrick Rooney was elected as the Company's President and Chairman of the Board of Directors and Corey Conn was elected as the Company's Chief Financial Officer, Secretary and Director.

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

Note 4 - Related Party Transactions

During the nine months ended September 30, 2002, MMM contributed $15,000 to the Registrant's additional paid-in capital representing virtually all of the Registrant's administrative costs for the period (for which it was subsequently reimbursed with newly issued shares of the Registrant's common stock).

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

The Registrant is entitled to the use of 300 square feet of office and related facilities free of charge from March through September 2002, and at $2,000 per month thereafter, and management services from March 2002 through September 2003 without charge, and at the rate of $1,000 per month thereafter pursuant to an Advisory and Occupancy Services Agreement with Brentwood dated December 30, 2002. The agreement also provides that Brentwood, commencing July 1, 2002, will arrange and pay for the Registrant's recurring administrative and reporting expenses and invoice the Registrant periodically on open account. At September 30, 2003, the Registrant owed Brentwood $18,000 for monthly office charges and $37,082 in general and administrative expenses or an aggregate of $55,082. As of August 19, 2003 the Agreement for Advisory and Occupancy Services was determined due to the Stock Purchase Agreement with Cipher Multimedia.

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

Nine Month Periods Ended September 30, 2003 and 2002

Revenues. As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no revenues during either the nine month period ended September 30, 2003 ("9M3") or the nine month period ended September 30, 2002 ("9M2").

Cost of Revenues and Gross Profit (Loss). As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no cost of revenues or gross profit (loss) during either 9M3 or 9M2.

Expenses and Income Taxes. General and administrative expenses for 9M3 were $36,527 compared to $74,200 for 9M2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) the $2,000 per month occupancy fee that commenced October 1, 2002, pursuant to the Registrant's December 30, 2002 anded on August 19, 2003.

Net Loss. The Registrant's 9M3 resulted in a net loss of $6,777 compared to net loss of $74,500 for 9M2. The average number of common shares outstanding in each period, after restatement for the reverse split, yielded a loss per share of $0.00 for 9M3 versus $0.07 for 9M2.

Three Month Periods Ended September 30, 2003 and 2002

Revenues. As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no revenues during either the third quarter ended September 30, 2003 ("3Q3") or the third quarter ended September 30, 2002 ("3Q2").

Cost of Revenues and Gross Profit (Loss). As a direct result of the Registrant's December 2001 disposition of its interest in its failing live entertainment business, the Registrant had no cost of revenues or gross profit (loss) during either 3Q3 or 3Q2.

Expenses and Income Taxes. General and administrative expenses for 3Q3 were $5,000 compared to $1,600 for 3Q2. This reduction is similarly in line with the Registrant's strategy of exiting the failing live entertainment business. Consistent with that strategy, the Registrant has redirected its focus toward becoming a candidate to acquire or merge with a profitable privately-held business operation. Accordingly, the Registrant's recurring administrative expenses are limited to: (i) professional fees (legal and accounting) associated with maintaining its reporting requirements, (ii) the $2,000 per month occupancy fee that commenced October 1, 2002, pursuant to the Registrant's December 30, 2002 which has been terminated and $30,000 was forgiven.

Net Loss. The Registrant's 3Q3 resulted in a net gain of $25,000 compared to net loss of $1,700 for 3Q2. The average number of common shares outstanding in each period, after restatement for the reverse split, yielded a gain per share of $0.01 for 3Q3 versus $0.00 for 3Q2.

Liquidity and Capital Resources

At September 30, 2003, the Registrant did not have any significant cash or assets and had current liabilities of $55,115 and a working capital deficiency of $55,015. MMM and Brentwood, the former respective holders of 90.2% and 5.0% of the Registrant's common shares. At September 30, 2003, have collectively provided all of the Registrant's operating and administrative expenses and office facilities since MMM's purchase of control of Registrant in March 2002. The continued economic viability of the Registrant has been completely dependent upon the new majority shareholders, Cipher Multimedia continuing to support the Registrant's stated business purpose of seeking a business combination candidate with which to merge.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     99.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: On August 19, 2003 the Company filed a change of control statement on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMENTUM HOLDINGS CORPORATION

Dated: November 19, 2003

By:  /s/ Patrick Rooney
-------------------------
President  and Chairman of the Board of Directors

                                   EXIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick Rooney, the Registrant's President, certify that:

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

Dated: November 19, 2003

By:  /s/ Patrick Rooney
-------------------------
President  and Chairman of the Board of Directors


I, Corey Conn, the Registrant's Chief Financial Officer, certify that:

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


Dated: November 19, 2003

/s/Corey Conn
Chief Financial Officer
Secretary and Director


                                  EXHIBIT 99.2

                          Momentum Holdings Corporation

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Momentum Holdings Corporation on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 19, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.


Dated: November 19, 2003

/s/Corey Conn
Chief Financial Officer
Secretary and Director


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