Form 10KSB
period 2003-12-31
MOMENTUM HOLDINGS CORP
filed 2004-04-14
CIK 1047540

U.S. SECURITIES AND EXCHANGE

                                   COMMISSION

                             Washington, D.C. 20549


                                   FORM 10K-SB
                 Annual Report under Section 13 or 15 (d) of the
                          Securities Exchange Act 1934:

                       Fiscal Year Ended December 31, 2003

                         Commission File Number: 0-23873

                           CIPHER HOLDING CORPORATION
                               (FORMERLY KNOWN AS)

                          MOMENTUM HOLDINGS CORPORATION

                    (Exact Name of Registrant in its Charter)


          Delaware                                   13-4099008
(State or other Jurisdiction
    of Incorporation)                    (IRS Employer Identification No.)

                   3801 N. Washington St. Oak Brook, IL 60523
           (Address of Principal executive Offices including Zip Code)

                                 (630) 371-5583

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

Market  value  of  Common  stock  held by  non-affiliates  at  April  14,  2004:
$9,765,011

Shares of Common Stock outstanding at December 31, 2003: 17,652,811 shares

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures

SIGNATURES

CERTIFICATIONS




PART I


ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Cipher Multimedia, Inc. ("Cipher", "the Company") was incorporated under the laws of the State of Illinois on September 13, 2002. The Company commenced its operations upon incorporation and has been in the development stage since then.

Cipher Multimedia, Inc. is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Cipher's technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

Cipher's Digital Rights Management ("DRM") technology protects or controls access to digital content. Cipher's technology allows publishers and distributors to distribute full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVDs, diskettes and Internet download format. The consumer has the ability to view a sample of the video or demonstration of the software before purchasing of the product by unlocking the full product for immediate use on their personal computer. The purchase and delivery transactions are immediate and are facilitated though Cipher's transaction processing service. Cipher's technology protects publisher's content from copyright infringement by restricting access only to authorized purchasers.

On August 19, 2003, Cipher, then a privately owned corporation, entered a stock purchase agreement with Momentum Holdings Corporation (Momentum), Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Momentum Holding Corporation's common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of One Hundred Fifty Thousand Dollars ($150,000) by wire transfer and executed promissory notes in the amount of Sixty Thousand Dollars ($60,000) due on September 6, 2003 and a second promissory note in the amount of Sixty-Five Thousand Dollars ($65,000) due on December 5, 2003. The notes are presently in default.

Also, under the terms of the exchange agreement, Momentum exchanged 14,052,800 newly issued shares of common stock for all of the issued and outstanding shares of common stock of Cipher. The total number of issued and outstanding shares of Momentum after the Exchange increased to 16,452,811.

As a result of the  purchase  and  exchange of shares,  Cipher  acquired  voting
control  of  Momentum  on  August  19,  2003  and  became  Momentum's   majority
shareholder.

Also on August 19, 2003, Anthony R. Russo and Danny L. Pixler resigned as the sole officers and directors of the Company. Patrick Rooney was elected as the Company's President and Chairman of the Board of Directors and Corey Conn was elected as the Company's Chief Financial Officer, Secretary and Director.

On November 24, 2003, the Company amended its Articles of Incorporation to change the name of the Company to Cipher Holding Corporation and to increase its authorized capital stock to 100,000,000 shares of which 95,000,000 shall be common and 5,000,000 shall be preferred. The Company also created a new class of "blank check" preferred stock authorizing the Company's Board of Directors to set the rights and preferences of the preferred stock without further stockholder action.

History of Momentum

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

Since its acquisition, Productions and its live theatrical business sustained increasing losses, which led to Momentum to dispose of 100% of its interest in Productions on December 31, 2001. Since January 1, 2002, and as a result of its December 31, 2001, disposition of its entertainment business, the Registrant has not had any revenue from operations. During this period, the Registrant has been principally engaged in seeking to consummate a business combination with a profitable privately owned company. Accordingly, and despite the fact that new management does consider the Registrant to be a development stage company, it is possible that the Registrant could be considered to be a blank check company. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is an entity that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Securities and Exchange

In December 2001, the Registrant's management determined it was in its best interest to dispose of Productions and its live entertainment business.
Accordingly, on December 31, 2001, the Registrant entered into an Asset Disposition Agreement with Momentum Resolution Trust, an affiliated New York trust formed by the Registrant's management to resolve Productions' affairs (the "Trust"). The Trust purchased 100% of the outstanding shares of Productions in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating $300,000. As Productions' liabilities exceeded its assets by $2,614,731, the disposition resulted in an aggregate increase to the
Registrant's stockholders equity of $2,914,731 at December 31, 2001, the classification of which was further refined in January, 2002.

On February 5, 2002, Midwest Merger Management (MMM), LLC, a Kentucky limited liability company engaged in the business of identifying, acquiring and financing business operations acquired 12,001,465 (66.67%) of pre-reverse split shares of the Registrant's Common Stock from the Registrant's former officers, directors, and the Trust.

Effective April 5, 2002, the Registrant's Common Stock was reverse split on a one for 100 basis. As a result of this reverse split, the number of shares of the Registrant's Common Stock then outstanding was reduced from 18,000,000 to 180,000 shares.

In April 2002, in exchange for 1,000,000 post reverse split shares of the Registrant's Common Stock issued to MMM, MMM arranged for Brentwood Capital Corp., a privately owned business development company of which MMM was a client ("Brentwood"), to represent the Registrant in its acquisition search.

On February 13, 2002, Momentum granted an option to Brentwood to purchase an aggregate of 1,000,000 shares at $.40 per share. On February 15, 2002, the Registrant accepted Brentwood's acquisition search services valued at $40,000 as payment in full for Brentwood's option. At December 31, 2002, an aggregate of 4,000,000 post reverse split shares of the Registrant's common stock remain eligible for the granting of options under the 2002 Stock Option Plan.

Risk Factors

Our business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets. We are a development stage company and we have had an unprofitable operating history and no revenues or earnings from operations for the last 12 months. We do not have significant assets or financial resources. We will, in all likelihood, incur operating expenses without corresponding revenues; at least until our Business model becomes fully operational. This may result in incurring a net operating loss, which will increase continuously until we can develop viable markets and distribution networks. There can be no assurance that we will be able to accomplish our goals on acceptable terms or that it will derive any benefit from the net operating loss.

Additional Capital Requirements. The Company's need for capital during the twelve months or more subsequent to the offering will vary based upon a number of factors, including the rate at which demand for its service expands, the level of sales and marketing activities for its service, and the level of effort needed to develop and commercialize additional applications. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds.

Additional funds may not be available on terms acceptable to the Company when it needs such funds. The unavailability of additional funds when needed could have a material adverse effect on the Company. If adequate funds are not available to satisfy short-term or long-term requirements, management will be required to consider a variety of other options including seeking joint venture partners, selling or licensing all or a portion of the Company's proprietary technology, curtailing the development and growth of the services the Company offers, as well as other cost cutting actions, including suspending all or a portion of the Company's activities.

Dependence on Executive Officers and Directors. The Company's success is dependent on the efforts and abilities of its officers and directors. The Company currently does not have employment agreements with its executive officers. The loss of the services of any of these individuals could materially and adversely affect the development of the Company's business plan.

The Company's ability to attract and retain qualified marketing and management personnel is critical to its operations. While management believes it will be able to attract and retain sufficient professional employees to meet its needs, there can be no assurance that management is correct. If the Company were unable to employ the qualified employees needed, then its business would be materially and adversely affected.

Competition. The Company expects to compete with other companies engaged in the Internet and technology industries. Competitors in this industry could have more personnel and greater financial and other resources than the Company. The Company may also compete directly with firms that have much longer operating histories, greater size, more substantial marketing organizations and established distribution channels that are better situated in the market. The Company does not yet have an established customer base and will likely encounter a high degree of competition in developing one. One or more competitors could use their resources to improve their current services or to develop new services that may compete more effectively. New competitors may arise and may develop services, which compete with the Company. In addition, new technologies may arise which could lower or eliminate the demand for the Company's services. Recognizing these factors, the Company intends to attempt to form marketing and distribution alliances with established marketing and distribution firms for its services. No assurance can be given that such relationships can be established or maintained.


Control by Board of Directors and Management. The subscribers hereto will not have substantial participation in the Company's management or the investment of the proceeds of this Offering. Rather, they must rely on the Company's management and the expertise provided by the Company's Board of Directors. Thus, no person should purchase any of the Units offered hereby unless he or she is willing to entrust all aspects of the Company's business to its management.

Dependence on Emerging Markets. All of Cipher's revenue will be directly connected to the exploitation of Cipher's business plan. Cipher's success will depend, in large part, upon the development and expansion of this business plan, the growth and development of which cannot be predicted with any certainty and which is subject to, among other things, ongoing technological developments and regulatory and access issues. The Company cannot predict the size of the market or the rate at which the market will grow.

Dependence Upon Third Party Relationships. Cipher will be dependent on various third parties for software, manufacturing equipment and related services. As a result, Cipher's ability to deliver various services to its potential users may be adversely affected by the failure of these third parties to provide reliable software, equipment and related services to Cipher. In addition, there can be no assurance that Cipher will be successful in establishing and maintaining such relationships with those entities on terms favorable to Cipher.

Risks Associated with Technological Change

The market in which Cipher will compete is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and e-commerce. Accordingly, Cipher's future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards and its ability to continually improve the performance, features and reliability of Cipher's Web site in response to both changing customer demands and competitive product and service offerings. Cipher's failure to successfully adapt to such changes in a timely manner could have a material adverse effect on Cipher's business, results of operations and financial condition.

Government Regulation

Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The law of the Internet remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy; libel and taxation apply to our services. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet business could result in a decrease in demand for our services.

Growth of Internet Usage. Our future eCommerce revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our targeted customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

Cipher's Founder Faces SEC Enforcement. In September 2000, the Securities and Exchange Commission (the "SEC") commenced an action against the Company's President and Director Patrick Rooney, his brother, John Rooney and others alleging that they had engaged in insider trading in a publicly traded security. John Rooney and Patrick Rooney have both advised the Company that they deny the SEC's substantive allegations.

The Company has been made aware that in addition to objective criteria, stock exchanges and markets impose certain subjective listing criteria on securities sought to be listed thereon. Assuming the Company sought to list its securities on such an exchange or market place and met the relevant objective criteria, such a listing application may be denied as a result of a finding of securities law violation of a principal stockholder of the Registrant such as Patrick Rooney. For further information concerning this matter, see SEC Litigation Release No. 16733 (September 27, 2000) available at www.sec.gov/litigation/litreleases/lrl6733.htm or contact the SEC's Public Reference Unit, 450 Fifth Street, N.W, Washington, D.C. 20549.

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

None

ITEM 3. LEGAL PROCEEDINGS

Since its inception, no material legal proceedings have ever been pending against the Registrant. As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2003, nor at any time since March 25, 2002, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14A under the Exchange Act, or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.


Since approximately December 1999, the Registrant's common stock, its only class of trading securities, and is currently quoted in the NASDAQ Bulletin Board Market under the symbol CIHR.OB. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The following quotations have been adjusted for a one for 100 reverse split of the Registrant's common stock on April 5, 2002.

       Quarter End                Low Bid         High Bid

       December 31, 2003            1.01            1.70
       September 30, 2003           0.10            1.01
       June 30, 2003                0.10            1.01
       March 3l, 2003               0.16            0.20

       December 31, 2002         $  0.15         $  1.01
       September 30, 2002           0.25            1.50
       June 30, 2002                0.11            1.05
       March 3l, 2002               0.04            0.32

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

(b)  Holders

As of December 31, 2003, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

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

(c) Dividends.


The Registrant has paid no dividends during the fiscal years ended December 31, 2002 and 2003. Other than the requirements of the General Corporation Law of the State of Delaware that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002. We have had no revenues in 2003 and 2002. Our total operating expenses were $367,041 in 2003 as compared to $112,627 from inception to December 31, 2002. Professional fees were $323,504 and accounted for 86% of the total operating expenses, in 2003, as compared to $80,911 or 72% of the operating expenses from inception to December 31, 2002. Substantial portion of professional fees were for consulting regarding the company services and finances. Management fees for 2003 and 2002 were $39,000 and $25,000 respectively. The management gees accounted for 74% and 79% of general and administrative expenses in 2003 and 2002, respectively.

The total operating, professional, and general and administrative expenses were $488,668, $404,495, and $84,173, from inception to December 31, 2003. The professional fees and general and administrative expenses accounted for 83% and 17% of the total operating expenses respectively. Management fees were $64,000, 76% of the general and administrative expenses, from inception to December 31, 2003.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 42% to our total loss of $658,324, in 2003. Our loss for 2002 was $112,627 and it was only from operations. The total loss from inception to December 31, 2003 was $770,951.

The Registrant did not conduct any research and development activities in the fiscal year ended December 31, 2003.

Financial Condition

The Company had no revenues or operating cash inflows since inception of operations. The net cash used by operations were $137,369, 112,627, and 249,996, for 2003, 2002, and from inception on September 13, 2002 to December 31, 2003. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows were notes payable to a shareholder, and issuance common stock in the amounts of $177,426 and 110,000 in 2003. In 2002, we raised the funds necessary to pay the operating expenses through issuance of shares of common stock for $112,400. The notes payable to a shareholder and common stock issued provided us with $177,426 and $222,400, from inception to December 31, 2003.


On December 31, 2003, we had a net working capital deficiency of $307,096 and total stockholders' deficit of $308,551.

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results. Future Plans Our Digital Rights Management technology allows publishers and distributors to mass distribute, full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVD's, PC disk drives, and Internet download. Once received, the consumer has the ability to view a trailer of the video or demo the software before the decision to purchase and unlock the full product for immediate use on PC. The purchase and delivery transactions are immediate and facilitated though our transaction processing service. Our technology protects publisher's content from copyright infringement. This delivery of secure content enables publishers and distributors to gain exposure through mass distribution, create and immediately fulfill demand for digital product. We develop unique and cost effective distribution campaigns for software and video content publishers. We enable publisher's exposure and delivery to the end consumer on a massive scale. Utilizing our technology and services, publishers produce multimedia CD's that introduce, promote and sell digital content for immediate use on customer's PC. Publishers can also offer an additional up sell opportunity to customers by offering an additional feature on the unused portion of their own DVD's that can be purchased and immediately used by the consumer on their PC. Our distribution solution focus is the development of campaigns that assist our clients with greater reach and increased sales of products. Our services benefit the following; major and independent film studios, software publishers, monthly magazine and catalog companies, retail stores, Internet retailers, computer manufacturers, Internet Service Providers and digital content direct marketing companies. These companies represent substantial distribution opportunities of CD's, DVD's, PC hard drives and Internet downloads per year.

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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditors Report

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002

Consolidated Statement of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements


BLOOM & CO., LLP Certified Public Accountant
50 Clinton Street - Suite 502 Hempstead, New York 11550
Tel. 516 486-5900

Board of Directors Cipher Multimedia, Inc. (previously known as Momentum Holdings Corporation) 3801 N Washington St. Oak Brook, IL 60523

We have audited the Consolidated balance sheet of Cipher Multimedia, Inc. ( previously known as Momentum Holdings Corporation), a development stage company, as of December 31, 2003 and 2002 and the related consolidated statements of income, accumulated deficit, and cash flows for the year ended December 31, 2003 and the period from inception on September 13, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Notes 1 and 5 to the financial statements of Company, Momentum Holdings Corporation entered a reverse merger with Cipher Multimedia, Inc. on August 19, 2003. The financial statements represent the financial conditions and results of operations of the successor company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cipher Multimedia, Inc. ( previously known as Momentum Holdings Corporation) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Cipher Multimedia, Inc. will continue as a going concern. As discussed in Note 3, the Company has sustained accumulated losses of $770,951, from inception to December 31, 2003 and has a net working capital deficiency of $307,096 as of December 31, 2003 that raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Cipher
Multimedia, Inc. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bloom & Co., LLP
Hempstead, New York

March 30, 2004




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                        2003             2002
                                                       ------           ------
ASSETS

Cash                                                  $ 230            $  173
                                                        ---              ----

Total Current Assets                                    230               173
                                                        ---               ---

Total Assets                                          $ 230             $ 173
                                                        ===               ===

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                 $    1,455        $       --
Loans payable - shareholders'                            --               400
Notes payable to shareholders'                      177,826                --
Notes payable - Other                               125,000                --
Interest Payable                                      4,500                --
                                                   --------           -------

Total Current Liabilities                           308,781               400

Commitments and contingencies
Stockholders' (Deficit):

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding

Common stock, $0.001 par value;
 95,000,000  shares authorized and 17,652,811
  and 18,135,928 shares sued and outstanding, on
  December 31, 2003 and 2002, respectively.           17,653             8,136
Additional paid-in capital                           444,747           104,264
(Deficit) accumulated during
  the development stage                             (770,951)         (112,627)
                                                     -------           -------

Total Stockholders' (Deficit)                      ( 308,551)         (    227)
                                                     -------           -------

Total Liabilities and Stockholders'
  (Deficit)                                    $         230    $          173
                                                ============     =============

The accompanying notes are an integral part of the financial statements.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003


Inception
                                                                 September 19,
                                                  Year ended        2002 to
                                                   December 31,   December 31,
                                          2003       2002            2003
                                          ----       ----            ----

Revenues:                         $        --      $     --               --

Operating expenses:
Professional fees                     323,504        80,991          404,495
Marketing, general,
  and administrative                   52,537        31,636           84,173
                                       ------       -------           ------

Total operating expenses              367,041       112,627          488,668
                                      -------       -------          -------

Operating loss                       (376,041)     (112,627)        (488,668)

Other expenses
Interest income                         7,283            --            7,283
Goodwill write off                    275,000            --          275,000
                                     --------       -------         --------


 Total other expenses                 282,283            --          282,283
                                      -------       -------          -------

Net income(Loss)                     (658,324)           --         (770,951)

Provision for income taxes:
Tax benefit of loss carryforward           --             -               --
                                       ------        ------           ------

Net income(Loss)                   $ (658,324     $(112,627)       $(770,951)
                                      =======       =======          =======

Per share amounts:
Loss per share                      (0.04 )         (0.01)            (0.06)
                                     ====            ====              ====

Weighted average common
  Shares                           15,271,949     8,135,928       11,760,053
                                   ==========     =========       ==========

The accompanying notes are an integral part of the financial statements.




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003

                                                                   Inception
                                                Year ended   September 13, 2002
                                               December 31,      to December 31,
                                              2003      2002          2003
                                              ----      ----          ----
Cash Flows From Operating Activities:
Net (loss)                                 $(638,324) $(112,627)   $(770,951)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Write off Goodwill                           275,000         --      275,000
Shares issued for services                   240,000         --      240,000
Changes in operating current assets and
  liabilities
Accounts payable                               1,455         --        1,455
Interest payable to Brentwood                  4,500         --        4,500
                                             -------     ------      -------

Net Cash (Used) by Operating
  Activities                                (137,369)  (112,627)    (249,996)

Cash Flows From Investing Activities:
Investment in Momentum Holding              (150,000)         -     (150,000)
                                             --------    ------      -------

Cash Flows (Used) by Investing
  Activities                                (150,000)         -     (150,000)

Cash Flows From Financing Activities:
Loan payable to shareholders'                      -        400          400
Notes payable shareholders'                  177,426          -      177,426
Issuance of common stock                     110,000    112,400      222,400
                                             -------    -------      -------
Cash Flows Provided by
   Financing Activities                      287,426    112,800      400,226
                                             -------    -------      -------

Net increase in cash                              57        173          230
Cash at beginning of period                      173         --            -
                                              ------     ------       ------

Cash at end of period                          $ 230     $  173        $ 230
                                                 ===      =====         ====

The accompanying notes are an integral part of the financial statements.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003

                                   (CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS


2003

In August 2003, Cipher entered a reverse merger agreement with majority shareholders of Momentum. Under the agreement cipher purchased 1,900,000 shares of Momentum for $150,000 cash and two notes payable in the amounts of $60,000, and $65,000 each. Also, Momentum issued 14,052,800 new shares in exchange for all issued and outstanding shares of common stock of Cipher. The majority shareholder of Cipher loaned $150,000 to Cipher.

At the time of acquisition Momentum did not have any assets and the only liability of Momentum was to Brentwood Capital Corp., a selling shareholder, who had waived the liability prior to the exchange. Cipher wrote off the acquired goodwill of $250,000 in Momentum because of uncertain future cash flow projections from the acquisition.




The accompanying notes are an integral part of the financial statements.





                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003


CIPHER
STATEMENT OF SHAREHOLDERS EQUITY
                                                                  Additional
                               Number of           Common           Paid in
                                Shares              Stock           Capital
                               ---------           -------       ------------
2002
September 13, 2002             $      --          $     --         $     --
Issuance of Cipher
   shares for cash             8,135,928             8,136          104,264
Net loss                       ________              ____           ______


December 31, 2002              8,135,928              8,136         104,264

2003
Shares issued for cash         7,816,872             7,817          102,183
Recapitalization                 500,011               500      (       500)
shares issued services         1,200,000             1,200          238,800
Net loss                       _________            ______          _______


 Total                        17,652,811          $ 17,653        $ 444,747
                              ==========            ======          =======



The accompanying notes are an integral part of the financial statements.





                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003


CIPHER
STATEMENT OF SHAREHOLDERS EQUITY


                                       Deficit         Total
                                      --------        -------
2002
September 13, 2002                $        --      $       --
Issuance of Cipher
   shares for cash                         --          112400
Net loss                             (112,627)        (112627)
                                      -------          ------

December 31, 2002                    (112,627)           (227)

2003
Shares issued for cash                     --         110,000
Recapitalization                           --              --
shares issued services                     --          240000
Net loss                             (658,324)       (658,324)
                                      -------         -------

 Total                             $ (770,951)     $ (308,551)
                                      =======         =======



The accompanying notes are an integral part of the financial statements.



                                MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BUSINESS  ORGANIZATION

Cipher Multimedia, Inc. ("Cipher", "the Company") , a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. The Company commenced its operations upon incorporation and has been in the development stage since then and has had no revenues.

Cipher Multimedia, Inc. is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Cipher's technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

Reverse Merger

On August 19, 2003, Momentum Holdings Corporation (the "Company", Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"), consummated the terms of a Stock Purchase Agreement (the "Agreement") with Cipher Multimedia, Inc., a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Company's common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed promissory notes in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003. The notes are presently in default.

Also, under the terms of the exchange agreement, Momentum exchanged 14,052,800 newly-issued shares of common stock for all of the issued and outstanding shares of common stock of Cipher, amounting to 100% of Cipher's outstanding capital stock after the Exchange, leaving 16,452,811 shares of the Company's stock issued and outstanding.

As a result of reverse merger agreement, Cipher acquired voting control of Momentum on August 19, 2003 and became Momentum's majority shareholder.

Also on August 19, 2003, Anthony R. Russo and Danny L. Pixler resigned as the sole officers and directors of the Company. Patrick Rooney was elected as the Company's President and Chairman of the Board of Directors and Corey Conn was elected as the Company's Chief Financial Officer, Secretary and Director.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS  ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $770,951 as of December 31, 2003. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the year ended December 31, 2003, the consolidated financial statements include the transactions of Cipher Multimedia, Inc. and the transactions of Momentum Holding Corp. from August 19, 2003, the time of reverse merger to the end of the year. For the period September 13, 2002 to December 31, 2003, the financial statements include only the accounts of Cipher Multimedia Inc. All Intercompany transactions have been eliminated.


Cash and Cash  Equivalents

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

                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Loss per share is computed based on the weighted average number of shares of common stock outstanding. All per share data retroactively reflects the effect of the reverse acquisition.

Use of Estimates

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

New Accounting Pronouncements

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables, " which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued) This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB

Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatory redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. COMMITMENT AND CONTINGENCIES

Formation of Momentum Resolution Trust (the "Trust").

During August 2001, the Momentum Holding Corp accepted the resignation of the two executives who operated Productions. In connection with their resignation, 100% of the Registrant shares they owned were contributed to a Trust in contemplation of their use in resolving the Registrant's business affairs. The Trust is a New York irrevocable trust to which the Registrant's two remaining executives agreed to contribute 100% of their ownership in the Registrant, to act as Trustees, and to perform such services as necessary to resolve the Registrant's affairs without compensation.

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

On February 5, 2002, the Trust delivered 12,001,465 pre reverse split shares or 66.7% of the Registrant's stock to Midwest Merger Management, LLC in exchange for $250,000 in cash, notes and common stock.

Disposition of Productions

During 2001, the Registrant's Board of Directors determined that it was in the Registrant's best interest to dispose of Productions and its entertainment projects. Accordingly, on December 31, 2001, pursuant to an Asset Disposition Agreement, between the Company and MPI Resolution Trust, a New York irrevocable trust was formed and managed by the Company officers for the purpose of resolving Production's affairs (the "Trust"). The Registrant transferred 100% of the outstanding shares of Productions to the Trust in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating $300,000. The net liabilities transferred pursuant to this agreement include delinquent obligations, fiduciary withholdings applicable to payroll taxes and related taxes, as follows:




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. COMMITMENT AND CONTINGENCIES

Disposition of Productions (Continued)

2001 Liabilities of Productions to government and third parties:

    Accounts payable and accrued expenses                         $  542,633
    Accrued payroll taxes and related expenses                       900,000
    Notes payable                                                    835,638
                                                                     -------

                                                                   2,278,271
Liabilities of Productions to related parties and minority interest:

    Notes payable-- related parties                                  290,569
    Minority interest                                                 86,054
                                                                     -------

                                                                     376,623

Total Productions liabilities                                      2,654,894
                                                                   ---------

Assets of Productions - Cash                                          17,163

    Loan receivable-- related party                                   23,000
                                                                      ------

Total Productions assets                                              40,163
                                                                     -------

Productions liabilities in excess of assets                        2,614,731

Liabilities of the Company assumed by the Trust                      300,000
                                                                   ---------

Total Liabilities Removed from the Company at
     December 31, 2001                                          $  2,914,731
                                                                  ==========

Momentum had not guaranteed the liabilities of Production and has removed the $2,914,731 in liabilities of Production from its financial statements.




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES


The details of deferred tax assets and liabilities are as follows:

In 2003, the Company used a statutory tax rate of 40% and estimated the tax asset to be $308,300. The valuation allowance of $45,000, in 2002, was increased by $263,300, in 2003, to equal the amount of the Company's tax assets that are estimated to expire without providing future tax benefits. Estimated Tax Year Loss Expiration Operating Asset on Net Incurred Date Loss Operating Loss

   2002               2022             $ (112,627)                $  45,000
   2003               2023               (658,324)                  263,300
                                          -------                   -------

                                       $ (770,951)                  308,300
                                                                    =======
Valuation allowance                                                (308,300)
                                                                    -------

Net tax assets                                                $          --
                                                                ===========

Internal Revenue Code Section 382 establishes a limit on the amount of NOLs of Momentum Holding Corp. that may be used to offset income after the ownership change that occurred in 2002 and 2003. The net operating loss carryforward of Momentum was $2,028,970, as of December 31, 2003.

Section 382 allows an owner shift any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the "testing period." The "testing period" is generally a three-year period ending on the date of any owner or equity structure shift.

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a rate established monthly by the Internal Revenue Service.


                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. STOCKHOLDERS' EQUITY

Reverse Acquisition

On August 19, 2003, the Company, Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation consummated a Stock Purchase Agreement with Cipher Multimedia, Inc., a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Company's common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed a promissory note in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003.

Also, under the terms of the exchange agreement, Momentum exchanged 14,052,800 newly-issued shares of common stock for all of the issued and outstanding shares of common stock of Cipher, amounting to 100% of Cipher's outstanding capital stock after the Exchange, leaving 16,452,811 shares of the Company's stock issued and outstanding. Consequently, Cipher acquired voting control of Momentum on August 19, 2003 and became Momentum's majority shareholder.

The transaction is accounted for as a reverse merger and the Company's name was formally changed to Cipher Multimedia, Inc.

Recapitalization

In August 2003, Cipher was merged into its Delaware subsidiary and renamed the surviving entity Cipher Multimedia, Inc. . The principal effects of the merger were to more closely align the Company's identity with its operating business. In addition, the number of Common Shares authorized was increased to 100,000,000, 95,000,000 common and 5,000,000 preferrd Cipher's capital accounts have been restated to give effect to this recapitalization.

Issuance of Common Stock

During December 2003, the Company issued 1,200,000 unrestricted shares of common stock for consulting services. The shares were valued at $240,000, based on a price of $0.20 per share.




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. STOCKHOLDERS' EQUITY (Continued)

Options

On February 6, 2002, the Company filed a Registration Statement on Form S-8 registering an aggregate of 5,000,000 post reverse split shares of its Common Stock, $.001 par value per share. The shares are to be issued upon the exercise of options granted under the Registrant's 2002 Stock Option Plan. On February 13, 2002, the Registrant granted an option to Brentwood to purchase an aggregate of 1,000,000 post reverse split shares at $.40 per share. On February 15, 2002, the Registrant accepted Brentwood's acquisition search services valued at $40,000 as payment in full for Brentwood's option. The option expires on April 15, 2003. At December 31, 2002, an aggregate of 4,000,000-post reverse split shares of the Registrant's common stock remain eligible for the granting of options under the 2002 Stock Option Plan.

Options may be granted to employees, at such times and on such terms and conditions, as determined by the Company. No Options will be granted after the 10th anniversary of the effective date of the Plan.

The Company will determine the Option Price for each grant of an Option. The minimum with respect to Incentive Stock Options will be one hundred percent (100%) of the Fair Market Value of a Share on the date as of which the Option is granted. However, if a Participant owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the purchase price per Share deliverable upon exercise of each Incentive Stock Option shall not be less than 110% of the fair market value of the shares on the date of grant.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5. STOCKHOLDERS' EQUITY (Continued)

Options (Continued)

Each Option will expire at such time as the Company has determined at the time of grant. No Option will be exercisable later than the tenth (10th) anniversary date of its grant. However, if a Participant owns stock possessing more than 10% of the total combined shares of the Company, the Incentive Stock Option granted to such Participant will not be exercisable after the expiration of five years from the date of Grant.

Options granted under the Plan will be exercisable ("Vest") at such times and be subject to such restrictions and conditions, as the Company will approve. Payment for Shares purchased upon any exercise of an Option shall be made in full in cash or common shares concurrently with such exercise.

Except as may be determined otherwise by the Company with respect to individual awards, the following shall apply with respect to options of employees whose employment is terminated:

a) If the employment of a Participant is terminated by reason of death or disability, any outstanding Options granted to the Participant will vest as of the date of termination of employment and may be exercised, if at all, no more than one (1) year following termination of employment, unless the Options, by their terms, expire earlier.

b) If the employment is terminated by reason of Retirement, any outstanding Options granted to the Participant that are vested as of the date of termination of employment may be exercised, if at all, no more than three years following termination of employment, unless the Options, by their terms, expire earlier. In the case of Incentive Stock Options, any Option exercised more than three months after termination of employment shall lose its status as an Incentive Stock Option.

If the employment of a Participant terminates for any reason other than the reasons set forth in (a) or (b), above, and other than for Cause, all outstanding Options granted to the Participant which are vested as of the date of termination of employment may be exercised by the Participant within the period beginning on the effective date of termination of employment and ending three months after such date, unless the Options, by their terms, expire earlier.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 5. STOCKHOLDERS' EQUITY (Continued)

Options (Continued)

If the employment of a Participant terminates for Cause, all outstanding Options held by the Participant shall immediately terminate and be forfeited to the Company at the date notice of termination is given.

Any outstanding Options not vested as of the effective date of termination of employment will expire immediately.

No Option granted pursuant to the Plan shall be transferable otherwise than by the laws of descent and distribution and as may be permitted by the Committee with respect to Options which are not Incentive Stock Options. During the lifetime of a Participant, the Option shall be exercisable only by the Participant personally (or permitted transferee) or by the Participant's guardian or legal representative. If a Participant shall die, the executor or administrator of the Participant's estate or a transferee of the Option pursuant to a will or the laws of descent and distribution shall have the right to exercise the Option in lieu of the Participant.

The Company may from time to time authorize the grant of Options with respect to Restricted Shares. Such Options with respect to Restricted Shares shall be exercisable immediately but the Restricted Shares issued upon exercise of the Options shall be subject to such restrictions, including such vesting schedule and other terms and conditions, as may be established by the Company.

If the employment of the Participant is terminated for any reason other than the Retirement, Disability or death of the Participant before the expiration of the restriction period, all rights of the Participant will terminate immediately without further obligation on the part of the Company.

If the Participant's employment is terminated by reason of the Retirement, Disability or Death of the Participant before the expiration of the restriction period, the number of Restricted Shares held by the Company for the Participant's account shall be reduced by the proportion of the restriction period remaining after the Participant's termination of employment. The restrictions on the balance of such Restricted Shares shall lapse on the date the Participant's employment terminated and the certificate or certificates representing the Shares upon which the restrictions have lapsed shall be delivered to the Participant or his beneficiary or other successor in the event of the Participant's death.




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6.  NOTES PAYABLE

Notes Payable Other

Cipher in consideration for the purchase of the shares of Momentum paid the sellers $150,000 and issued two promissory notes in the amounts of $60,000 and $65,000. The $60,000 and $65,000 notes bear 9% interest and are payable within 30 and 120 days, respectively. The notes are secured by the personal guarantees of Mr. Patrick Rooney a principal shareholder and officer of the Company.

As of December 31, 2003, the Company has not paid the principal or interest of the notes. The note holders have agreed to extend the notes. Note 9. Subsequent Events

Notes Payable Shareholder

1. The principal shareholder of the Company loaned $150,000 to Cipher to provide for a part of the acquisition cost of Momentum. The unsecured note is a demand note and is payable no later than December 31, 2004. The interest o the note is the prime rate.

2. The principal shareholder has advanced funds to finance the working capital requirements of the Company. The advances are made against a demand note that is payable by December 31, 2004. interest on the amounts advanced is computed at prime rate. The note may be converted to common stock at a rate of $0.01 per share.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

                     Duration and Date
                     of Expiration of     Position and Office         Age and
Name                 Present Term         with Registrant         Director Since

Patrick Rooney       One year            Chief Executive               41
                     December 31, 2004   Officer and Director    August 19, 2003

Corey Conn           One year            Chief Financial               41
                     December 31, 2004   Officer, Director       August 19, 2003

Anthony R. Russo(1)  One year            Chief Executive               60
                     August 19, 2003     Officer, and Director    January 2000

Danny L. Pixler(1)   One year                                          54
                     August 19, 2003       Director                March 2002

(1) Resigned August 19, 2003

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Anthony R. Russo, had served as the Registrant's President from March 2002, and Chief Financial Officer and Director since January 2000. Mr. Russo resigned his position on August 19, 2003.

Danny L. Pixler has been a director of the Registrant since March 2002 and has resigned on August 19, 2003.

Patrick Rooney- Age 41, President, Director: Mr. Rooney is the founder of the Company. Since March, 2003, he also serves as Partner of Solaris Opportunity Fund, L.P. From June, 1998 to April 2002, Mr. Rooney served as President of Digital Age Ventures Ltd., a venture investment company and concurrently acts as the President of UBInet, Inc, an internet service provider. From 1998 to 2000, Mr. Rooney was a member of the Chicago Board Options Exchange from 1985 through 2000 and was founder and operator of Rooney Trading, Inc., an option and futures trading company based in Chicago. Mr. Rooney has been actively involved in the management and business development of early stage companies since 1986.

Coreg Conn- Age 41, Chief Financial, Director: Mr. Conn is a co-founder of the Company. Since September, 1999. Mr. Conn serves as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm. Previously, Mr. Conn was Vice President of Business Development at iLX, an e-business and e-transformation services provider from June 1996 to September 1999. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002. Mr. Conn also acted as interim President of Uniloc from May 2002 to July 2002.


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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires the Registrant's executive officers and directors and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Registrant on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports they file. To the Registrant's knowledge, all executive officers and directors, beneficial owners of greater than 10% of Registrant's Common Stock, have complied with all Section 16(a) filing requirements applicable to them during the Registrant's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.


(a) General


(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2003, the aggregate compensation paid to, accrued or set aside for any executive officer or director of the Registrant was $691,500.

(b) Summary Compensation Table.


                           SUMMARY COMPENSATION TABLE


Annual Compensation

 Name and Position                    Year        Salary(1)


Anthony R. Russo,CEO (1)              2001          -
                                      2002          -
                                      2003          -

Danny L. Pixler,                      2001          -
Chief Financial Officer (1)           2002          -
                                      2003          -

Patrick Rooney
CEO
                                      2002         26,000
                                      2003         39,000

Corey Conn                            2002          -
Chief Financial Officer               2003          -


(1) On August 19, 2003 Mr. Pixler and Mr. Russo resigned.
(2) No officer received any bonus or other compensation.


During the fiscal years ended December 31, 2003 and 2002, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant.

--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2003, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:
--------------------------------------------------------------------------------

Name and Address                   Amount and Nature
of Beneficial Owner              of Beneficial Ownership     Percentage of Class


Patrick Rooney                     8,352,800                      47.1


(b) Security Ownership of Management. The following information is furnished as of December 31, 2003, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

--------------------------------------------------------------------------------
Name and Address                   Amount and Nature
of Beneficial Owner             of Beneficial Ownership      Percentage of Class
--------------------------------------------------------------------------------


Patrick Rooney-CEO
3801 N Washington St.
Oak Brook, IL 60523                      8,352,800                 47.1%

All Officers and Directors as
a Group of two persons                   8,352,800                 47.1%


--------------------------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION


                               NUMBER OF SECURITIES TO      WEIGHTED AVERAGE
                               BE ISSUED UPON EXERCISE      EXERCISE PRICE OF
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS
                              WARRANTS, AND RIGHTS(b)     WARRANTS,AND RIGHTS(b)
--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None
--------------------------------------------------------------------------------


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K



(a) Exhibits:

None

ITEM 14. Controls and Procedures

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), Cipher carried out an evaluation under the supervision and with the participation of Bovie's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


Item 15. Principal Accounting Fees And Services


The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2003 and 2002 by Bloom & Co., LLP, and our auditors:


                                                   2003            2002

         Audit Fees (1)                         $ 13,000         $12,000
         Non-Audit Fees:

         Audit Related Fees(2)                        --              --
         Tax Fees(3)                                 500             500
         All other Fees(4)                            --              --
                                                 -------         -------

              Total Fees paid to Auditor        $ 13,500         $12,500
                                                  ======          ======

(1) Audit fees consist of fees billed for professional services rendered for the audit of Cipher's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Cipher's consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

The Board of Directors has considered the role of Bloom & Co., LLP in providing certain tax services to Cipher and has concluded that such services are compatible with Bloom & Co., LLP's independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then he responsible for approving audit fees. We are looking for new board members that would be qualified to serve on an audit committee. When the audit committee is formed one of their first assignments will be to propose to the board a code of ethics.

The Board of Directors has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Board of Directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Board of Directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Board of Directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 30, 2004.

Cipher Multimedia, Inc.


By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board President




CIPHER MULTIMEDIA, INC.


EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Rooney, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   March 30, 2004

                                        /s/ Patrick Rooney
                                        President,
                                        Chief Executive Officer,
                                        Chairman of the Board and Director



A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



CIPHER MULTIMEDIA, INC.

EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Corey Conn, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 30, 2004



/s/ Corey Conn
Chief Financial Officer,




A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



                             CIPHER MULTIMEDIA, INC.

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Cipher multimedia, Inc. of our report dated March 30, 2004, included in the Annual Report to Stockholders of Cipher Multimedia, Inc.

Bloom and Company LLP
S/Bloom and Company
Hempstead, New York
March 30, 2004



                                 CERTIFICATIONS

I, Patrick Rooney, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cipher Multimedia, Inc.;

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

Date: March 30, 2004

/s/Patrick Rooney
Chief Executive Officer



                                 CERTIFICATIONS

I, Corey Conn, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cipher Multimedia, Inc.;

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

Date: March 30, 2004

/s/Corey Conn
Chief Financial Officer