Form 10QSB
period 2004-03-31
MOMENTUM HOLDINGS CORP
filed 2004-05-24
CIK 1047540

U.S. SECURITIES AND EXCHANGE

                                   COMMISSION

                             Washington, D.C. 20549


                                   FORM 10Q-SB
(Mark One)

(x) Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.


                         Commission File Number: 000-29449

                              CIPHER MULTIMEDIA, INC
                               (FORMERLY KNOWN AS)

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

                                 (630) 371-5583

                         (Registrant's Telephone Number)

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of Common Stock outstanding at March 31, 2004: 17,652,811 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

                             CIPHER MULTIMEDIA, INC.
                 FORM 10-QSB - QUARTER ENDED MARCH 31, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION..................................................

Item 1.  Financial Statements...................................................
                  Balance Sheets at March 31, 2004 and December 31, 2003........
                  Statements of Operations for the Three Months ended
                      March 31, 2004, and Three Months ended March 31, 2003.....
                  Statement of Shareholders' Equity (Deficiency) for the Period
                     January 1, 2002 through March 31, 2004.....................
                  Statements of Cash Flows for the Three Months Ended
                     March 31, 2004, and March 31, 2003.........................
                  Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis...................................

Item 3.  Controls and Procedures................................................

PART II  OTHER INFORMATION......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

            SIGNATURES..........................................................

            EXHIBITS............................................................


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of March 31, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations for the three months ended March 31, 2004 and March 31, 2003, follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
                                                        2004           2003
                                                     (UNAUDITED)
                                                       ------         ------
ASSETS

Cash                                                  $ 313       $     230
                                                        ---            ----

Total Current Assets                                    313             230
                                                        ---             ---

Total Assets                                          $ 313       $     230
                                                        ===             ===

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                 $       --        $  1,455
Notes payable to shareholders'                      197,948         177,826
Notes payable - Other                               125,000         125,000
Interest Payable                                      7,375           4,500
                                                   --------         -------

Total Current Liabilities                           330,323         308,781

Commitments and contingencies
Stockholders' (Deficit):

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding

Common stock, $0.001 par value;
 95,000,000  shares authorized and 17,652,811
  shares issued and outstanding, on
  March 31, 2004 and December 31, 2003.               17,653         17,653


Additional paid-in capital                           444,747        444,747
(Deficit) accumulated during
  the development stage                             (792,410)      (770,951)
                                                     -------        -------

Total Stockholders' (Deficit)                      ( 330,010)      (308,551)
                                                     -------        -------

Total Liabilities and Stockholders'
  (Deficit)                                       $      313    $       230
                                                     =======        ========

The accompanying notes are an integral part of the financial statements.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2004


                                                                  Inception
                                                                September 19,
                                                                   2002 to
                                      March 31,     March 31,      March  31,
                                        2004          2003             2004
                                        ----         -----         --------

Revenues:                         $       170      $     --             170
                                       ------       -------        --------
Total revenues

Operating expenses:
Professional fees                      11,800        65,590          416,295
Marketing, general,
  and administrative                    5,088        43,497           89,262
                                       ------       -------           ------

Total operating expenses               16,888       109,087          505,557
                                      -------       -------          -------

Operating loss                        (16,719)     (109,087)        (505,387)

Other expenses
Interest expense                        4,740            --           12,023
Goodwill write off                         --            --          275,000
                                      -------       -------         --------


 Total other expenses                   4,740            --          287,023
                                      -------       -------          -------

Net income(Loss)                      (21,459)           --         (792,410)

Provision for income taxes:
Tax benefit of loss carryforward           --             -               --
                                       ------        ------           ------

Net income(Loss)                   $  (21,459)    $(109,087)       $(792,410)
                                      =======       =======          =======

Per share amounts:
Loss per share                        (0.00)         (0.05)           (0.07)
                                       ====          ====              ====

Weighted average common
  Shares                           17,652,811      2,075,011       11,760,053
                                   ==========     ==========       ==========

The accompanying notes are an integral part of the financial statements.




                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2004


                                                                    Inception
                                                                  September 19,
                                            Three months ended       2002 to
                                          March 31,     March 31,   March  31,
                                           2004          2003          2004
                                           ----         -----         --------

Cash Flows From Operating Activities:
Net (loss)                                 $(21,459) $(109,087)   $( 792,410)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Write off Goodwill                                --         --      275,000
Shares issued for services                        --         --      240,000
Changes in operating current assets and
  liabilities
Accounts payable                             ( 1,455)        --           --
Interest payable to Brentwood                  2,874         --        7,374
                                             -------     ------      -------

Net Cash (Used) by Operating
  Activities                                ( 20,040)  (109,087)    (270,036)

Cash Flows From Investing Activities:
Investment in Momentum Holding                    --          -     (150,000)
                                             --------    ------      -------

Cash Flows (Used) by Investing
  Activities                                      --          -     (150,000)

Cash Flows From Financing Activities:
Loan payable to shareholders'                     --        973          400
Notes payable shareholders'                   20,123          -      197,549
Issuance of common stock                          --    110,000      222,400
                                             -------    -------      -------
Cash Flows Provided by
   Financing Activities                       20,123    110,973      420,349
                                             -------    -------      -------

Net increase in cash                              83      1,886         313

Cash at beginning of period                      230        173           -
                                              ------     ------      ------

Cash at end of period                          $ 313     $2,059       $ 313
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

                                   (CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS


2003

In August 2003, Cipher entered a reverse merger agreement with the majority shareholders of Momentum. Under the agreement Cipher purchased 1,900,000 shares of Momentum for $150,000 cash and two notes payable in the amounts of $60,000, and $65,000 each. Also, Momentum issued 14,052,800 new shares in exchange for all issued and outstanding shares of common stock of Cipher. The majority shareholder of Cipher loaned $150,000 to Cipher.

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


                                                                  Additional
                               Number of           Common           Paid in
                                Shares              Stock           Capital
                               ---------           -------       ------------
2002
September 13, 2002             $      --          $     --         $     --
Issuance of Cipher
   shares for cash             8,135,928             8,136          104,264
Net loss                       ________              ____           ______


December 31, 2002              8,135,928              8,136         104,264

2003
Shares issued for cash         7,816,872             7,817          102,183
Recapitalization                 500,011               500      (       500)
shares issued services         1,200,000             1,200          238,800
Net loss                       _________            ______          _______


December 31, 2003             17,652,811          $ 17,653        $ 444,747
                              ==========            ======          =======

2004
Net loss                       _________            ______          _______


March 31, 2004                17,652,811          $ 17,653        $ 444,747
                              ==========            ======          =======



The accompanying notes are an integral part of the financial statements.





                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003




                                       Deficit         Total
                                      --------        -------
2002
September 13, 2002                $        --      $        --
Issuance of Cipher
Shares for cash                            --          112,400

Net loss                             (112,627)        (112,627)
                                      -------           ------

December 31, 2002                    (112,627)            (227)

2003
Shares issued for cash                     --          110,000
Recapitalization                           --               --
shares issued services                     --          240,000
Net loss                             (658,324)        (658,324)
                                      -------          -------

December 31, 2003                  $ (770,951)     $  (308,551)
                                      =======          =======

2004
Net loss                              (21,459)        (21,459)


March 31, 2004                       (792,410)      $(330,010)
                                    =========         =======





The accompanying notes are an integral part of the financial statements.





                               CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and notes thereto included in its Form 10-KSB for the fiscal year ended December 31, 2003. Results of operations for the interim periods are not indicative of annual results.


NOTE 2. BUSINESS  ORGANIZATION

Cipher Multimedia, Inc. ("Cipher", "the Company") , a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. We commenced our operations upon incorporation and has been in the development stage since then and have had very little revenue.

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

Reverse Merger

On August 19, 2003, Momentum Holdings Corporation (the "Company", Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"), consummated the terms of a Stock Purchase Agreement (the "Agreement") with Cipher Multimedia, Inc., a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of our common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed promissory notes in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003. The notes are presently in default.

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



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS  ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $792,410 as of March 31, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the period ended March 31, 2004 and March 31, 2003 and from inception, September 19, 2002 to March 31, 2004, the financial statements only include the transactions of Cipher Multimedia, Inc. and not that of Momentum Holdings Corp.

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

As of March 31, 2004 we have not paid the principal or interest of the notes. The note holders have agreed to extend the notes. Note 9. Subsequent Events

Notes Payable Shareholder

1. Our principal shareholder loaned $150,000 to Cipher to provide for a part of the acquisition cost of Momentum. The unsecured note is a demand note and is payable no later than December 31, 2004. The interest on the note is the prime rate.

2. The principal shareholder has advanced funds to finance our working capital requirements. The advances are made against a demand note that is payable by December 31, 2004. interest on the amounts advanced is computed at prime rate. The note may be converted to common stock at a rate of $0.01 per share.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002 and have had no substantial revenues to date.

Total operating expenses for 1Q04, 1Q03 and from inception were $16,888, $109,087 and $505,057, respectively. Of the operating expenses professional fees were $11,800(70%), $65,590(60%) and $416,295(82%), respectively. Marketing, general and administrative expenses were $5,088(30%), $43,497(40%) and $89,262(18%), respectively. There were no research and development costs from inception to March 31, 2004.


Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 35% of our total loss of $792,410, from inception. The total loss from inception to March 31, 2004 was $792,410.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $20,040, 109,087, and 270,036, 1Q04, 1Q03 and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $242,523 and $177,826, respectively.

On March 31, 2004, we had a net working capital deficiency of $329,697 and total stockholders' deficit of $330,010.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), Cipher carried out an evaluation under the supervision and with the participation of Cipher's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K


(a) Exhibits

(a) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (b) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. There were no reports filed on a Form 8-K for the first quarter ended March 31, 2004.


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on May 21, 2004.

Cipher Multimedia, Inc.


By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board President




                             CIPHER MULTIMEDIA, INC.


                                  EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Rooney, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   May 21, 2004

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



                               CIPHER MULTIMEDIA, INC.

                                    EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-QSB for the year quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Corey Conn, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 21, 2004



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

1. I have reviewed this quarterly report on Form 10-QSB of Cipher Multimedia, Inc.;

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

Date: May 21, 2004

/s/Patrick Rooney
Chief Executive Officer


                               CIPHER MULTIMEDIA, INC.
                                 CERTIFICATIONS

I, Corey Conn, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cipher Multimedia, Inc.;

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

Date: May 21, 2004

/s/Corey Conn
Chief Financial Officer