Form 10QSB
period 2004-06-30
MOMENTUM HOLDINGS CORP
filed 2004-08-23
CIK 1047540

U.S. SECURITIES AND EXCHANGE

                                   COMMISSION

                             Washington, D.C. 20549


                                   FORM 10Q-SB
(Mark One)

(x) Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

Shares of Common Stock outstanding at August 19, 2004: 18,995,311 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

                             CIPHER MULTIMEDIA, INC.
                 FORM 10-QSB - QUARTER ENDED JUNE 30, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION..................................................

Item 1.  Financial Statements...................................................
                  Balance Sheets at June 30, 2004 (Unaudited) and
                   December 31, 2003 (Audited)..................................
                  Statements of Operations for the six Months ended
                   June 30, 2004 and 2003, and Three Months ended
                   June 30, 2004 and 2003 (Unaudited)...........................
                  Statements of Cash Flows for the Six Months Ended
                     June 30, 2004 and 2003 (Unaudited).........................
                  Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis...................................

Item 3.  Controls and Procedures................................................

PART II  OTHER INFORMATION......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

            SIGNATURES..........................................................

            EXHIBITS............................................................


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of June 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations for the six months ended June 30, 2004 and 2003 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2004           2003
                                                    (UNAUDITED)     (AUDITED)
                                                      ------         ------
ASSETS

Cash                                              $      487       $     230
                                                     -------         -------
Total Current Assets                                     487             230
                                                     -------         -------
Total Assets                                      $      487       $     230
                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                  $       --       $   1,455
Notes payable to shareholders'                       210,469         177,825
Notes payable - Other                                130,000         125,000
Interest Payable                                       7,375           4,500
                                                    --------        --------
Total Current Liabilities                            347,844         308,780

Commitments and contingencies
Stockholders' (Deficit):

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding                                             --             --

Common stock, $0.001 par value;
 95,000,000 shares authorized and
 18,695,311 and 17,652,811 shares
 issued and outstanding, on
 June 30, 2004 and December 31, 2003.                 18,995         17,653
Additional paid-in capital                           510,530        444,747
(Deficit) accumulated during
  the development stage                             (876,882)      (770,951)
                                                     -------        -------
Total Stockholders' (Deficit)                      ( 347,357)      (308,550)
                                                     -------        -------
Total Liabilities and Stockholders'
  (Deficit)                                       $      487    $       230
                                                     =======       ========

The accompanying notes are an integral part of the financial statements.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
         THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004


                                                                  Inception
                                                                September 13,
                                                                   2002 to
                                      June 30,     June 30,        June 30,
                                        2004         2003           2004
                                        ----        -----         --------

Revenues:                         $       350      $     --            350
                                       ------       -------       --------
Total revenues

Operating expenses:
Professional fees                      88,925        69,910        493,420
Marketing, general,
  and administrative                   10,596        45,614         94,769
                                       ------       -------        -------

Total operating expenses               99,521       115,524        588,189
                                       ------       -------        -------

Operating loss                        (99,171)     (115,524)      (587,839)

Other expenses
Interest expense                        6,760            --         14,043
Goodwill write off                         --            --        275,000
                                      -------       -------       --------
 Total other expenses                   6,760            --        289,043
                                      -------       -------       --------

Net income(Loss)                     (105,931)     (115,524)      (876,882)

Provision for income taxes:
Tax benefit of loss carryforward           --            --             --
                                       ------       -------       --------

Net income(Loss)                   $ (105,931)    $(115,524)    $ (876,882)
                                      =======       =======        =======
Per share amounts:
Loss per share                        (0.01)        (0.02)         (0.06)
                                       ====          ====           ====
Weighted average common
  Shares                           18,262,259        N/A         14,914,943
                                   ==========     ==========     ==========

The accompanying notes are an integral part of the financial statements.


                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004 AND 2003






                                      June 30,     June 30,
                                        2004         2003
                                        ----        -----

Revenues:                         $       180      $     --
                                       ------       -------
Total revenues

Operating expenses:
Professional fees                      77,125         4,320
Marketing, general,
  and administrative                    5,507         2,117
                                       ------       -------

Total operating expenses               82,632        6,437
                                       ------       -------

Operating loss                        (82,452)      (6,437)

Other expenses
Interest expense                        2,020            --
Goodwill write off                         --            --
                                      -------       -------
 Total other expenses                   2,020            --
                                      -------       -------

Net income(Loss)                     ( 84,472)      (6,437)

Provision for income taxes:
Tax benefit of loss carryforward           --            --
                                       ------       -------

Net income(Loss)                   $ ( 84,472)     $(6,437)
                                      =======       =======

Per share amounts:
Loss per share                        (0.00)          N/A
                                       ====          ====

Weighted average common
  Shares                           18,878,478        N/A
                                   ==========     ==========

The accompanying notes are an integral part of the financial statements.


                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
         THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004


                                                                     Inception
                                                                   September 13,
                                              Six months ended         2002 to
                                            June 30,     June 30,     June  30,
                                             2004          2003          2004
                                            --------     -------     ----------

Cash Flows From Operating Activities:
Net (loss)                                $ (105,931)  $(115,524)   $( 876,882)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Write off Goodwill                                --          --        275,000
Shares issued for services                        --          --        240,000
Changes in operating current assets and
  liabilities
Accounts payable                             ( 1,455)         --             --
Interest payable to Brentwood                  2,876          --          7,376
                                             -------     -------       --------
Net Cash (Used) by Operating
  Activities                                (104,510)   (115,524)      (354,506)


Cash Flow from Investing Activity:
Investment in Goodwill                            --          --       (125,000)
                                             -------    --------       --------
Net Cash Flows Provided by (Used in)
   Investing Activities                           --          --       (125,000)
                                              -------    --------      --------

Cash Flows From Financing Activities:
Notes payable shareholders'                   32,643       6,223         60,469
Issuance of notes                                 --          --        255,000
Notes payable - other                          5,000          --       (125,000)
Issuance of common stock                      67,124     110,000        289,524
                                             -------    --------       --------
Net Cash Flows Provided by (Used in)
   Financing Activities                      104,767     116,223        479,993
                                             -------    --------       --------

Net increase in cash                             257         699            487

Cash at beginning of period                      230         173             --
                                              ------     -------        -------
Cash at end of period                        $   487    $    872      $     487
                                              ======     =======        =======

The accompanying notes are an integral part of the financial statements.



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
         THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004

                                   (CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS


2003

In August 2003, Cipher entered a reverse merger agreement with the majority shareholders of Momentum. Under the agreement Cipher purchased 1,900,000 shares of Momentum for $150,000 cash and two notes payable in the amounts of $60,000, and $65,000 each, the notes were repaid in April 2004. Also, Momentum issued 14,052,800 new shares in exchange for all issued and outstanding shares of common stock of Cipher. The majority shareholder of Cipher loaned $150,000 to Cipher.

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

Reverse Merger

On August 19, 2003, Momentum Holdings Corporation (the "Company", Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"), consummated the terms of a Stock Purchase Agreement (the "Agreement") with Cipher Multimedia, Inc., a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of our common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed promissory notes in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003. These notes were paid in April 2004.

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



                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS  ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $876,882 as of June 30, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the period ended June 30, 2004 and June 30, 2003 and from inception, September 13, 2002 to June 30, 2004, the financial statements only include the transactions of Cipher Multimedia, Inc. and not that of Momentum Holdings Corp.

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


                             CIPHER MULTIMEDIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.  NOTES PAYABLE

Notes Payable Other

Cipher in consideration for the purchase of the shares of Momentum paid the sellers $150,000 and issued two promissory notes in the amounts of $60,000 and $65,000. The $60,000 and $65,000 notes bear 9% interest and are payable within 30 and 120 days, respectively. The notes are secured by the personal guarantees of Mr. Patrick Rooney a principal shareholder and officer of the Company. These notes were repaid in April 2004.

A promissory note was signed on April 18, 2004 for the principal amount of $130,000 with John Rooney. The note is a demand note and it is payable no later than December 31, 2005. The interest on the note is prime rate and shall be payable on the maturity date of the note.

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

For the Six Months ended June 30, 2004 and 2003

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002 and have had no substantial revenues to date.

Total operating expenses for 2Q4, 2Q3 and from inception were $99,521, $115,524 and $588,189, respectively. Of the operating expenses professional fees were $88,925 (89%), $69,910 (60%) and $493,420 (84%), respectively. Marketing, general and administrative expenses were $10,596 (30%), $45,614 (40%) and $94,769 (46%), respectively. There were no research and development costs from inception to June 30, 2004.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 35% of our total loss of $876,882, from inception. The total loss from inception to June 30, 2004 was $876,882.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $104,510, $115,524, and $354,506, 2Q4, 2Q3 and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $210,069 and $289,524, respectively.

On June 30, 2004, we had a net working capital deficiency of $347,357 and total stockholders' deficit of $347,357.

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

For the Three Months Ended June 30, 2004 and 2003

The Company had total operating expenses of $82,452 for the three months ended June 30, 2004 as compared to $6,437 for the same period in 2003.

Professional fees accounted for $77,125 of operating expense in 2Q4 as compared to $4,320 in 2Q3.

Our total operating losses were $84,472 in 2Q4 as compared to $6,437 in 2Q3.


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

None

ITEM 6. Exhibits and Reports on Form 8-K


(a) Exhibits

(a) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (b) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. There were no reports filed on a Form 8-K for the second quarter ended June 30, 2004.


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 23, 2004.

Cipher Multimedia, Inc.


By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board President




                             CIPHER MULTIMEDIA, INC.


                                  EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Rooney, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   August 23, 2004

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



                               CIPHER MULTIMEDIA, INC.

                                    EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-QSB for the year quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Corey Conn, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   August 23, 2004



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

Date: August 23, 2004

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

Date: August 23, 2004

/s/Corey Conn
Chief Financial Officer