Form 10QSB
period 2004-09-30
CIPHER HOLDING CORP
filed 2004-11-15
CIK 1047540

U.S. SECURITIES AND EXCHANGE

                                   COMMISSION

                             Washington, D.C. 20549


                                   FORM 10Q-SB
(Mark One)

(x) Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

                         Commission File Number: 000-29449

                           CIPHER HOLDING CORPORATION
                               (FORMERLY KNOWN AS)

                          MOMENTUM HOLDINGS CORPORATION

                    (Name of small business in its charter)


          Delaware                                   13-4099008
--------------------------------------------------------------------------------
(State or other Jurisdiction                  (IRS Employer Identification No.)
    of Incorporation)

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

Shares of Common Stock outstanding at November 10, 2004: 18,995,311 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

                           CIPHER HOLDING CORPORATION
                 FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION..................................................

Item 1.  Financial Statements...................................................
                  Balance Sheets at September 30, 2004 (Unaudited) and
                   December 31, 2003 (Audited)..................................
                  Statements of Operations for the Nine Months ended
                   September 30, 2004 and 2003 and Inception September 13, 2002 to September 30, 2004 (Unaudited)
                  Statements of Operations for the Three Months ended
                   September 30, 2004 and 2003 (Unaudited)......................
                  Statements of Cash Flows for the Nine Months Ended
                   September 30, 2004 and 2003 and Inception September 13,
                   2002 to September 30, 2004 (Unaudited).......................
                  Notes to Financial Statements.................................
Item 2.  Management's Discussion and Analysis...................................

Item 3.  Controls and Procedures................................................

PART II  OTHER INFORMATION......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

            SIGNATURES..........................................................

            EXHIBITS............................................................


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of September 30, 2004, the balance sheet is derived from the audited financial statemets at December 31, 2003, and the unaudited statements of operations for the nine months ended September 30, 2004 and 2003 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2004           2003(1)
                                                  ------------    -----------
ASSETS

Cash                                              $      625       $     230
                                                     -------         -------
Total Current Assets                                     625             230
                                                     -------         -------
Total Assets                                      $      625       $     230
                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                  $      899       $   1,455
Notes payable to shareholders'                       225,055         177,825
Notes payable - Other                                130,000         125,000
Interest Payable                                      10,195           4,500
                                                    --------        --------
Total Current Liabilities                            366,149         308,780

Commitments and contingencies
Stockholders' (Deficit):

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding                                             --             --

Common stock, $0.001 par value;
 95,000,000 shares authorized and
 18,995,311 and 17,652,811 shares
 issued and outstanding, on
 September 30, 2004 and December 31, 2003             18,995         17,653
Additional paid-in capital                           510,530        444,747
(Deficit) accumulated during
  the development stage                             (895,049)      (770,950)
                                                     -------        -------
Total Stockholders' (Deficit)                      ( 365,524)      (308,550)
                                                     -------        -------
Total Liabilities and Stockholders'
  (Deficit)                                       $      625    $       230
                                                     =======       ========

(1) Derived from audited financial statements at December 31, 2003.

The accompanying notes are an integral part of the financial statements.



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR
      THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO SEPTEMBER 30, 2004
                                  (UNAUDITED)


                                                                  Inception
                                                                September 13,
                                                                   2002 to
                                   September 30, September 30,   September 30,
                                        2004         2003           2004
                                        ----        -----         --------

Revenues                          $     1,421      $     --      $   1,421
                                      -------       -------       --------

Operating expenses:
Professional fees                      96,300        80,004        500,795
Marketing, general,
  and administrative                   16,226        47,080        100,400
                                      -------       -------        -------

Total operating expenses              112,526       127,084        601,195
                                      -------       -------        -------

Operating loss                       (111,105)     (127,084)      (599,774)

Other expenses:
Interest expense                       12,994            --         20,276
Goodwill write off                         --            --        275,000
                                      -------       -------       --------
 Total other expenses                  12,994            --        295,276
                                      -------       -------       --------

Net income(Loss)                     (124,099)     (127,084)      (895,050)

Provision for income taxes:
Tax benefit of loss carryforward           --            --             --
                                       ------       -------       --------

Net income(Loss)                   $ (124,099)    $(127,084)    $ (895,050)
                                      =======       =======        =======
Per share amounts:
Loss per share                        (0.007)         N/A          (0.06)
                                       =====          ===           ====
Weighted average common
  Shares                            18,509,295        N/A        15,416,807
                                    ==========       ====        ===========

The accompanying notes are an integral part of the financial statements.


                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                    September 30,         September 30,
                                        2004                  2003
                                        ----                 -----

Revenues:                         $     1,071              $     --
                                       ------               -------

Operating expenses:
Professional fees                       7,375                10,094
Marketing, general,
  and administrative                    5,630                 1,466
                                       ------               -------

Total operating expenses               13,005                11,560
                                       ------               -------

Operating loss                        (11,934)              (11,560)

Other expenses:
Interest expense                        6,234                    --
Goodwill write off                         --                    --
                                      -------               -------
 Total other expenses                   6,234                    --
                                      -------               -------

Net income(Loss)                     ( 18,168)              (11,560)

Provision for income taxes:
Tax benefit of loss carryforward           --                    --
                                       ------               -------

Net income(Loss)                   $ ( 18,168)             $(11,560)
                                      =======               =======

Per share amounts:
Loss per share                         (0.00)               (.0075)
                                        ====                 =====

Weighted average common
  Shares                            18,509,295            15,416,807
                                    ==========            ==========

The accompanying notes are an integral part of the financial statements.


                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003 AND
      THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                                                    Inception
                                                                  September 13,
                                           Nine months ended         2002 to
                                      September 30,  September 30, September 30,
                                           2004          2003          2004
                                         --------     -------     --------------

Cash Flows From Operating Activities:
Net (loss)                                $ (124,099)  $(127,084)   $( 895,050)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Write off Goodwill                                --          --        275,000
Shares issued for services                        --          --        240,000
Changes in operating current assets and
  liabilities
Accounts payable                             (   556)         --            900
Interest payable                               5,695          --         10,196
                                             -------     -------       --------
Net Cash (Used) by Operating
  Activities                                (118,960)   (127,084)      (368,954)


Cash Flow from Investing Activity:
Investment in Goodwill                            --    (275,000)      (150,000)
                                             -------     --------      --------
Net Cash Flows Provided by (Used in)
   Investing Activities                           --    (275,000)      (150,000)
                                             -------     --------      --------

Cash Flows From Financing Activities:
Notes payable shareholders'                   47,229     167,124        225,055
Notes payable - other                          5,000     125,000          5,000
Issuance of common stock                      67,126     110,000        289,524
                                             -------    --------       --------
Net Cash Flows Provided by (Used in)
   Financing Activities                      119,355     402,124        519,579
                                             -------    --------       --------

Net increase in cash                             395          40            625

Cash at beginning of period                      230         173             --
                                              ------     -------        -------
Cash at end of period                        $   625    $    213      $     625
                                              ======     =======        =======

The accompanying notes are an integral part of the financial statements.



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003 AND
      THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO SEPTEMBER 30, 2004

                                   (CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS

2004

In June 2004, 1,342,500 shares were issued in exchange for consulting services, which amounted to $67,125.

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



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Cipher is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Cipher's technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

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



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS  ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $895,050 as of September 30, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the period ended September 30, 2004 and September 30, 2003 and from inception, September 13, 2002 to September 30, 2004, the financial statements only include the transactions of Cipher and not that of Momentum Holdings Corp.

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

                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  NOTES PAYABLE

Notes Payable Other

In consideration for the purchase of the shares of Momentum, Cipher paid the sellers $150,000 and issued two promissory notes in the amounts of $60,000 and $65,000. The $60,000 and $65,000 notes bear 9% interest and are payable within 30 and 120 days, respectively. The notes are secured by the personal guarantees of Mr. Patrick Rooney a principal shareholder and officer of the Company. These notes were repaid in April 2004.

A promissory note was signed on April 18, 2004 for the principal amount of $130,000 with John Rooney who is the brother of the principal shareholder. The note is a demand note and it is payable no later than December 31, 2005. The interest on the note is at the prime rate and shall be payable on the maturity date of the note.

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



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Nine Months ended September 30, 2004 and 2003

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002 and have had no substantial revenues to date.

Total operating expenses for the nine months ended September 30, 2004 and 2003, and from inception on September 13, 2002, were $112,526, $127,084 and $601,195, respectively. Of the operating expenses professional fees were $96,300 (86%), $80,004 (63%) and $500,795 (83%), respectively. Marketing, general and administrative expenses were $16,226 (14%), $47,080 (37%) and $100,400 (17%), respectively. There were no research and development costs from inception to September 30, 2004.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 31% of our total loss of $895,050, from inception. The total loss from inception to September 30, 2004 was $895,050.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $118,960, $127,084, and $368,954, for the nine months ended September 30, 2004 and 2003, and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $110,000 and $289,524, respectively.

On September 30, 2004, we had a net working capital deficiency of $365,524 and total stockholders' deficit of $365,524.

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

For the Three Months Ended September 30, 2004 and 2003

The Company had total operating expenses of $13,005 for the three months ended September 30, 2004 as compared to $11,560 for the same period in 2003.

Professional fees accounted for $7,375 of operating expense for the nine months ended September 30, 2004 as compared to $10,094 in the same quarter in 2003.

Our total operating losses were $18,168 in 3Q4 as compared to $11,560 in 3Q3.


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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K


(a) Exhibits

(31)  Certification  pursuant to Section 906 of  Sarbanes-Oxley  Act of 2002.
(32)  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. There were no reports filed on a Form 8-K for the third quarter ended September 30, 2004.


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 12, 2004.

Cipher Holding Corp.


By: /s/ Patrick Rooney
Patrick Rooney
Chairman of the Board President