Form 10KSB
period 2004-12-31
CIPHER HOLDING CORP
filed 2005-04-15
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10KSB

[x] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:
For the year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-23873

CIPHER HOLDING CORPORATION
(FORMERLY KNOWN AS MOMENTUM HOLDING CORPORATION
(Exact Name of Registrant in its Charter)

Delaware	13-4099008
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

3801 N. Washington St. Oak Brook, IL 60523
(Address of principal executive offices   (Zip Code)

(630) 371-5583
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ X ]

Registrant's revenues for its most recent fiscal year: $2,668

Market value of Common stock held by non-affiliates at April 14, 2005: $4,011,004

Shares of Common Stock outstanding at December 31, 2004: 19,205,311 shares

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
Item 8. Changes in and Disagreements with Accountants on  Accounting and Financial Disclosures
Item 8A. Controls and Procedures
Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;  Compliance with Section 16(a) of the Exchange Act 18
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accounts Fees and Services

SIGNATURES
CERTIFICATIONS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Cipher Multimedia, Inc. ("Cipher") was incorporated under the laws of the State of Illinois on September 13, 2002. The Company commenced its operations upon incorporation and has been in the development stage since then.

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

During the second half of 2004, Cipher orchestrated several multimedia disk distribution companies which served as trials for later potential distributions with suppliers.

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

On August 19, 2003, Cipher, then a privately owned corporation, entered a stock purchase agreement with Momentum Holdings Corporation, a publicly owned Delaware corporation (“Momentum” or the “Registrant”), Midwest Merger Management, LLC, a Kentucky limited liability company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Momentum Holding Corporation's common stock, par value $.001 per share, from the Selling Shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed promissory notes in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003. Both notes have been fully satisfied.

On September 15, 2003, Cipher and Momentum executed a Share Exchange Agreement whereby Momentum exchanged 14,052,800 newly issued shares of common stock for all of the issued and outstanding shares of capital stock of Cipher. As a result of the purchase and exchange of shares, Cipher acquired voting control of Momentum on August 19, 2003 and became Momentum's majority shareholder. The total number of issued and outstanding shares of Momentum after the Exchange increased to 16,452,811.

On November 24, 2003, the Company amended its Articles of Incorporation to change the name of the Company to Cipher Holding Corporation and to increase its authorized capital stock to 100,000,000 shares, of which 95,000,000 are common and 5,000,000 are preferred. The Company also created a new class of "blank check" preferred stock authorizing the Company's Board of Directors to set the rights and preferences of the preferred stock without further stockholder action.

Recent Developments

Commencing in September, 2004, the Registrant commenced negotiations with Imagin Diagnostic Centres, Inc., a Canadian corporation (“Imagin”), to acquire convertible promissory notes in favor of Imagin and made by Positron Corporation, a publicly owned Texan corporation (“Positron”) which are convertible into 64,000,000 shares of Positron common stock (the “Positron Notes”). In addition, the Registrant began exploring the possibility of refocusing its principal business operations from digital encryption to medical imaging and diagnosis.

On April 11, 2005, the Registrant executed a Securities Exchange Agreement with Imagin whereby Imagin would transfer the Positron Notes to the Registrant in exchange for 30,000,000 newly issued shares of the Registrant’s common stock (the “Exchange”). Upon consummation of the Exchange, Imagin will become the controlling shareholder of the Registrant and the Registrant, upon conversion of the Positron Notes would hold a majority position of Positron. Further, after closing of the Exchange, the Registrant intends to amend its articles of incorporation to change its name to Imagin Molecular Corp.

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

Since its acquisition, Productions and its live theatrical business sustained increasing losses, which led Momentum to dispose of 100% of its interest in Productions on December 31, 2001. In December 2001, the Registrant's management determined it was in its best interest to dispose of Productions and its live entertainment business. Accordingly, on December 31, 2001, the Registrant entered into an Asset Disposition Agreement with Momentum Resolution Trust, an affiliated New York trust formed by the Registrant's management to resolve Productions' affairs (the "Trust"). The Trust purchased 100% of the outstanding shares of Productions in exchange for the Trust's assumption of specified liabilities of the Registrant aggregating $300,000.

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

Distribution

We distributed locked video in 2 ways. On the unused portion of DVD’s and in a number of separate CD campaigns.

Competition

We do not believe there are any direct competitors. There are digital right management technology companies, but they sell their technology. We partner with publishers to deliver their digital product as a multimedia piece that introduces the product in the form of a trailer THEN if the customer would like to purchase the video or software they can unlock via credit card and immediately view the product that they just purchased.

Materials

Source of materials that go into the product. Our locking software (encryption), compression (make the content smaller to fit more on a disk), interface design and graphic arts.

Customers

The few customers we are dealing with are adult video companies, Playboy, a few independent filmmakers, a couple of sports video publishers. We work with them to create campaigns more so that they will be significant customers in the future.

Patents

We do not have any patents or patents pending.

Research and Development

Research and development is ongoing and is being performed by the three unpaid programmers developing the product line.

Employees

We have six unpaid employees (two officers, one manager and three programmers)

Dependence on Executive Officers and Directors

The Company’s success is dependent on the efforts and abilities of its officers and directors. The Company currently does not have employment agreements with its executive officers. The loss of the services of any of these individuals could materially and adversely affect the development of the Company’s business plan.

The Company’s ability to attract and retain qualified marketing and management personnel is critical to its operations. While management believes it will be able to attract and retain sufficient professional employees to meet its needs, there can be no assurance that management is correct. If the Company were unable to employ the qualified employees needed, then its business would be materially and adversely affected.

Competition

The Company expects to compete with other companies engaged in the Internet and technology industries. Competitors in this industry could have more personnel and greater financial and other resources than the Company. The Company may also compete directly with firms that have much longer operating histories, greater size, more substantial marketing organizations and established distribution channels that are better situated in the market. The Company does not yet have an established customer base and will likely encounter a high degree of competition in developing one. One or more competitors could use their resources to improve their current services or to develop new services that may compete more effectively. New competitors may arise and may develop services, which compete with the Company. In addition, new technologies may arise which could lower or eliminate the demand for the Company’s services. Recognizing these factors, the Company intends to attempt to form marketing and distribution alliances with established marketing and distribution firms for its services. No assurance can be given that such relationships can be established or maintained.

Control by Board of Directors and Management

The subscribers hereto will not have substantial participation in the Company’s management or the investment of the proceeds of this Offering. Rather, they must rely on the Company’s management and the expertise provided by the Company’s Board of Directors. Thus, no person should purchase any of the Units offered hereby unless he or she is willing to entrust all aspects of the Company’s business to its management.

Dependence on Emerging Markets

All of Cipher’s revenue will be directly connected to the exploitation of Cipher’s business plan. Cipher’s success will depend, in large part, upon the development and expansion of this business plan, the growth and development of which cannot be predicted with any certainty and which is subject to, among other things, ongoing technological developments and regulatory and access issues. The Company cannot predict the size of the market or the rate at which the market will grow.

Dependence Upon Third Party Relationships

Cipher will be dependent on various third parties for software, manufacturing equipment and related services. As a result, Cipher’s ability to deliver various services to its potential users may be adversely affected by the failure of these third parties to provide reliable software, equipment and related services to Cipher. In addition, there can be no assurance that Cipher will be successful in establishing and maintaining such relationships with those entities on terms favorable to Cipher.

Risks Associated with Technological Change

The market in which Cipher will compete is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and e-commerce. Accordingly, Cipher’s future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards and its ability to continually improve the performance, features and reliability of Cipher’s Web site in response to both changing customer demands and competitive product and service offerings. Cipher’s failure to successfully adapt to such changes in a timely manner could have a material adverse effect on Cipher’s business, results of operations and financial condition.

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
ITEM 2. DESCRIPTION OF PROPERTY

The Registrant leases office space from Cipher’s founder and principal shareholder, Patrick Rooney, on a month-to-month basis. Mr. Rooney does not assess the Registrant a rental fee.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately November 1996, the Registrant's common stock, its only class of trading equity securities, has been traded on the NASD OTC Bulletin Board (“OTCBB”) under the symbol "CSRV". The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past three fiscal years as reported by the OTCBB. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid
Year Ended December 31, 2004

Fourth Quarter	.53	.28
Third Quarter	.80	.44
Second Quarter	1.23	.60
First Quarter	2.00	.31

Year Ended December 31, 2003

Fourth Quarter	1.70	1.01
Third Quarter	1.01	.10
Second Quarter	1.01	.10
First Quarter	.20	.16

(b) Holders

As of December 31, 2004, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share was 400. The Registrant's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	400

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2003 and 2004. Other than the requirements of the General Corporation Law of the State of Delaware that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002. We had no revenues in 2003 and $2,688 in 2004. Our total operating expenses were $155,470 in 2004 as compared to $376,041 in 2003, a decrease of $220,571 or 59%. Professional fees were $120,044 and accounted for 77% of the total operating expenses, in 2004, as compared to $323,504 or 86% of the operating expenses in 2003. A substantial portion of professional fees were for consulting regarding the company services and finances.

The total operating, professional, and general and administrative expenses were $155,470, $376,041, and $644,138, from inception to December 31, 2004.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. In 2004, the total net loss was $189,546. Our loss for 2003 was $468,090. The total loss from inception to December 31, 2004 was $770,263.

We restated our financial statements and reclassified the amount of $275,000, previously recorded and written off as goodwill from the acquisition of the shares of Momentum, as a reduction in the additional paid in capital.

The Registrant did not conduct any research and development activities in the fiscal year ended December 31, 2004.

FINANCIAL CONDITION

The Company had revenues of $2,688 for 2004. The net cash used by operations were $130,279 and $377,368 for 2004 and 2003, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp in 2003.

The principal source of cash inflows were notes payable in the amount of $130,000 in 2004. In 2003, we raised the funds necessary to pay the operating expenses through issuance of shares of common stock for $110,000. The notes payable to a shareholder and common stock issued provided us with $130,000 and $123,470, from inception to December 31, 2004.

On December 31, 2004, we had a net working capital deficiency and total stockholders' deficit of $408,824.

PLAN OF OPERATION

The Registrant’s plan, upon consummation of the Exchange with Imagin, is to commence a new line of operations as a medical imaging and diagnosis operation. When the Exchange is finalized, the Registrant may pursue a spin-off of Cipher into its own publicly owned company. Until such time, the Registrant intends to continue offering technology and services to publishers and distributors to mass-market digital content in a secure format. Management does not expect substantial revenues from its operations and plans to raise equity capital to finance the operating and capital requirements of the Company, over the next year. Also, the principal shareholder of the Company has agreed to make working capital loans. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

ITEM 7. FINANCIAL STATEMENTS

The Penny Stock Rules May Have an Adverse Effect Upon Liquidity of the Company’s Shares

If the shares of the Registrant's common stock are listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

The Liability of Cipher’s Directors' May be Limited under Illinois Law

Pursuant to Article XII of Cipher's By-Laws and under Illinois law, directors of Cipher are not liable to Cipher or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Illinois law or any transaction in which a director has derived an improper personal benefit.

Cipher Does Not Carry Any Key Man Insurance

Cipher presently has no key man life insurance policies. As soon as practicable following the commencement of profitable operations (of which there can be no assurance), Cipher intends to purchase key man life insurance on the lives of its two principal executive officers, Patrick Rooney and Corey Conn. Upon purchase of such insurance, Cipher intends to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon Cipher's business.

Lack of Profitability

The Company currently operates at a loss. No assurance can be given that the Company will achieve sufficient revenues for profitability. We believe that we will continue to incur operating and net losses for at least the foreseeable future. The rate at which we will incur losses is expected to increase from current levels for a period when we intend to increase our costs and expenses. Even if the Company attains profitability, there is no assurance that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company’s business, results of operations and financial condition will be materially and adversely affected.

Additional Capital Requirements

The Company’s need for capital during the twelve months or more subsequent to the offering will vary based upon a number of factors, including the rate at which demand for its service expands, the level of sales and marketing activities for its service, and the level of effort needed to develop and commercialize additional applications. In addition, the Company’s business plans may change or unforeseen events may occur which require the Company to raise additional funds.

Additional funds may not be available on terms acceptable to the Company when it needs such funds. The unavailability of additional funds when needed could have a material adverse effect on the Company. If adequate funds are not available to satisfy short-term or long-term requirements, management will be required to consider a variety of other options including seeking joint venture partners, selling or licensing all or a portion of the Company’s proprietary technology, curtailing the development and growth of the services the Company offers, as well as other cost cutting actions, including suspending all or a portion of the Company’s activities.

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

	Duration and Date
	Of Expiration of	Position and Office	Age and
Name	Present Term	With Registrant	Director Since

Patrick Rooney	One year	Chief Executive	42
	December 31, 2005	Officer and Director	August 19, 2003

Corey Conn	One year	Chief Financial	42
	December 31, 2005	Officer, Director	August 19, 2003

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Patrick Rooney- Age 42, President, Director: Mr. Rooney is the founder of the Company. Since March, 2003, he also serves as Partner of Solaris Opportunity Fund, L.P. From June, 1998 to April 2002, Mr. Rooney served as President of Digital Age Ventures Ltd., a venture investment company and concurrently acts as the President of UBInet, Inc, an internet service provider. From 1998 to 2000, Mr. Rooney was a member of the Chicago Board Options Exchange from 1985 through 2000 and was founder and operator of Rooney Trading, Inc., an option and futures trading company based in Chicago. Mr. Rooney has been actively involved in the management and business development of early stage companies since 1986.

Corey Conn- Age 42, Chief Financial, Director: Mr. Conn is a co-founder of the Company. Since September, 1999. Mr. Conn serves as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm. Previously, Mr. Conn was Vice President of Business Development at iLX, an e-business and e-transformation services provider from June 1996 to September 1999. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002. Mr. Conn also acted as interim President of Uniloc from May 2002 to July 2002.
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires the Registrant's executive officers and directors and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Registrant on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports they file. To the Registrant's knowledge, all beneficial owners of greater than 10% of Registrant's Common Stock, have complied with all Section 16(a) filing requirements applicable to them during the Registrant's most recent fiscal year. Mr. Rooney and Mr. Conn have not filed their Section 16(a) reports as executive officers and directors.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2004, the aggregate compensation paid to, accrued or set aside for any executive officer or director of the Registrant was $0.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Position	Year	Salary (1)

Patrick Rooney	2004	--
CEO	2003	--
	2002	--

Corey Conn	2004	--
Chief Financial Officer	2003	--
	2002	--

(1) No officer received any bonus or other compensation.

During the fiscal years ended December 31, 2004 and 2003, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2004, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address	Percentage of Class	Amount and Nature
of Beneficial Owner		of Beneficial Ownership

Patrick Rooney	8,352,800	47.1

(b) Security Ownership of Management. The following information is furnished as of December 31, 2004, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address	Percentage of Class	Amount and Nature
of Beneficial Owner		of Beneficial Ownership

Patrick Rooney	8,352,800	47.1%
3801 N. Washington St.
Oak Brook, IL 60523

Corey Conn	825,000	4.3%
3801 N. Washington St.
Oak Brook, IL 60523

All Officers and Directors	9,177,800	51.4%
As a Group of two persons

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 28, 2004, the Registrant modified and amended a promissory note made by Cipher in favor of John Rooney, brother of the Registrant’s President and Chairman, in the principal amount of $130,000. Pursuant to the terms of the amended note, the Registrant accepted the obligation for the payment of the note for the release of the obligation of Cipher to repay principal and interest. The due date of the note was extended to December 31, 2006, with interest at the rate of 10%. The note was amended to be convertible into 138,867 shares of the Registrant’s common stock.

On December 29, 2004, John Rooney transferred the right to convert 800,000 shares underlying the amended note to Solaris Opportunity Fund, L.P. (“Solaris”) in satisfaction of unpaid obligations to Solaris in the aggregate amount of $30,000. The Registrant’s President and Chairman, Patrick Rooney, is the President of the general partner of Solaris.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None

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

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2004 and 2003 by Bloom & Co., LLP, and our auditors:

	2004	2003
Audit Fees (1)	$ 14,171	$ 13,000
Non-Audit Fees:	--	--
Audit Related Fees (2)	--	--
Tax Fees (3)	500	500

Total Fees paid to auditor	$ 14,671	$ 13,500

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 14, 2005.

Cipher Holding Corporation

By: /s/ Patrick Rooney
Patrick Rooney
Chairman of the Board, President

BLOOM & CO., LLP 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550:	TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors Cipher Holding Corporation
(previously known as Momentum Holding Corporation)
3801 N Washington St. Oak Brook, IL 60523

We have audited the Consolidated balance sheet of Cipher Holding Corporation (previously known as Momentum Holdings Corporation), a development stage company, as of December 31, 2004 and 2003 and the related consolidated statements of income, accumulated deficit, and cash flows for the years ended December 31, 2004 and 2003 and the period from inception on September 13, 2002 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Notes 1 and 5 to the financial statements of the Company, Momentum Holdings Corporation entered a reverse merger with Cipher Multimedia, Inc. on August 19, 2003. The financial statements represent the financial conditions and results of operations of the successor company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cipher Holding Corporation (previously known as Momentum Holdings Corporation) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Cipher Holding Corporation will continue as a going concern. As discussed in Note 3, the Company has sustained accumulated losses of $770,263, from inception to December 31, 2004 and has a net working capital deficiency of $408,824 as of December 31, 2004 that raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Cipher Holding Corporation. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bloom & Co., LLP
Hempstead, New York
April 15, 2005

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS
	2004	2003

Cash	$ 1,625	$ 230

Total Current Assets	1,625	230

Total Assets
	$ 1,625	$ 230

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$ 21,196	$ 1,455
Notes payable to shareholders'	225,974	177,825
Notes payable - Other	130,000	125,000
Interest Payable	33,279	4,500

Total Current Liabilities	410,449	308,780

Commitments and contingencies
Stockholders' (Deficit)(Restated- Note 2):

Preferred Stock, 5,000,000 share
Authorized, no shares issued and
Outstanding

Common stock, $0.001 par value;
95,000,000 shares authorized and 19,205,311
and 17,652,811 shares sued and outstanding, on
December 31, 2004 and 2003, respectively.	19,206	17,653
Additional paid-in capital	342,233	254,514
(Deficit) accumulated during
The development stage (2003 Restated, Note 2)	(770,263)	(580,717)

Total Stockholders' (Deficit)	(408,824)	(308,550)

Total Liabilities and Stockholders' (Deficit)	$ 1,625	$ 230

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2003 (INCEPTION) TO DECEMBER 31, 2004

			Inception
			September 13,
			2002 to
			December 31,
	2004	2003	2004

Revenues:	$ 2,668	$ --	$ 2,668

Operating expenses:
Professional fees	120,044	323,504	524,539
Research and Development	11,400	--	11,400
Selling, general and administrative	24,026	52,537	108,199

Total operating expenses	155,470	376,041	644,138

Operating loss	(152,802)	(376,041)	(641,470)

Other expenses:
Interest expense	(36,744)	(92,049)	(128,793)

Total other expenses	(36,744)	(92,049)	(128,793)

Net income(Loss) (2003 Restated, Note 2)	(189,546)	(468,090)	(770,263)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net income(Loss) (2003 Restated, Note 2)	$ (189,546)	$ (468,090)	$ (770,263)

Per share amounts:
Loss per share	(.01)	( .04)	( .05)

Weighted average common Shares	18,720,975	15,271,949	15,859,690

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2003 (INCEPTION) TO DECEMBER 31, 2004

			Inception
			September 13,
			2002 to
			December 31,
	2004	2003	2004
Cash Flows From Operating Activities:
Net (loss) (2003 Restated, Note 2)	$ (189,546)	$ (468,090)	$ (770,263)

Adjustments to Reconcile Net (Loss)
to Net Cash (Used) by Operating
Activities:
Interest expense -
Beneficial conversion	10,746	84,767	95,514
Changes in operating current assets and
Liabilities
Accounts payable	19,742	1,455	21,196
Interest payable	28,779	4,500	33,279

Net Cash (Used) by Operating
Activities	(130,279)	(377,368)	(620,274)

Cash Flows From Financing Activities:
Activities
Additional paid in capital	76,973	65,483	142,456
Others	48,148	--	48,148
Loan payable to others'	5,000	(400)	5,000
Notes payable shareholders'	--	302,825	302,825
Issuance of common stock	1,553	9,517	123,470

Cash Flows Provided by Financing Activities	131,674	377,425	621,899

Net increase in cash	1,395	57	1,625
Cash at beginning of period	230	173	--

Cash at end of period	$ 1,625	$ 230	$ 1,625

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Number of	Common	Additional paid
	Shares	Stock	in Capital	Deficit	Total

January 1, 2003	8,135,928	$ 8,136	$ 104,264	$ (112,627)	$ (227)

Shares issued for cash	7,816,872	7,817	102,183	--	110,000
Payment to Momentum
Shareholders			(275,000)		(275,000)
Recapitalization	500,011	500	(500)	--	--
Shares issued for services	1,200,000	1,200	238,800	--	240,000
Beneficial effect	--	--	84,767	--	84,767
Net loss	_________	_______	_________	(468,090)	(468,090)

December 31, 2003	17,652,811	17,653	254,514	(580,717)	(308,550)

Shares issued for services	1,552,500	1,553	76,973	--	78,526
Beneficial effect	--	--	10,746	--	10,746
Net loss	--	--	--	(189,546)	(189,546)

December 31, 2004	19,205,311	$ 19,206	$ 342,233	$(770,263)	$ 408,823

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2003 (INCEPTION) TO DECEMBER 31, 2004
(CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS

2004

During the year ended December 31, 2004, 1,552,500 shares were issued in exchange for consulting services, which amounted to $76,973.

The amount of $10,746, the proceeds from issuance of the convertible debt, equal to the difference between the fair value of the common stock and the conversion price, was allocated to additional paid-in-capital. Because the debt is convertible at the date of issuance, the debt discount of $10,746 was charged to interest expense at that date.

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

The amount of $84,767, the proceeds from issuance of the convertible debt, equal to the difference between the fair value of the common stock and the conversion price, was allocated to additional paid-in-capital. Because the debt is convertible at the date of issuance, the debt discount of $84,767 was charged to interest expense at that date.

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION

Cipher Multimedia, Inc. ("Cipher", "the Company"), a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. The Company commenced its operations upon incorporation and has been in the development stage since then and has had no revenues.

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

Cipher's developmental stage activities involve introducing and marketing its technology and services to publishers and distributors to help them mass market their products digitally in a secure format. Also, the Company contemplates acquiring other operating companies.

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

Reverse Merger

On August 19, 2003, Momentum Holdings Corporation (the "Company", Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"), consummated the terms of a Stock Purchase Agreement (the "Agreement") with Cipher Multimedia, Inc., a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Company's common Stock, par value $.001 per share, from the selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed promissory notes in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003. The notes were paid on April 28, 2004.

Also, under the terms of the exchange agreement, Momentum exchanged 14,052,800 newly-issued shares of common stock for all of the issued and outstanding shares of common stock of Cipher, amounting to 100% of Cipher's outstanding capital stock after the Exchange, leaving 16,152,811 shares of the Company's stock issued and outstanding.

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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $770,263 as of December 31, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services.

Cipher's plans to continue offering technology and services to publishers and distributors to distribute to mass market digital content in a secure format. Management does not expect substantial revenues from its operations and plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the year ended December 31, 2004, the consolidated financial statements include the transactions of Cipher Multimedia, Inc. (subsidiary) and the transactions of Momentum Holding Corp. (parent) from August 19, 2003, the time of reverse merger to the end of the year. For the period September 13, 2002 to December 31, 2004, the consolidated financial statements include only the accounts of Cipher Multimedia Inc. All Intercompany transactions have been eliminated.

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

Accounting for Convertible Notes

The Company has issued convertible debt securities with non-detachable conversion features. The note holder has the right to have the notes and all or a portion of accrued and unpaid interest converted into a number of shares of the Common Stock at a Conversion Price of $0.001 per share. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

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

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. "This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatory redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition, "which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

Restatement of financial statements

The Company adopted recapitalization accounting for the reverse merger and restated the financial statements and eliminated the recognition and immediate write off of $275,000 of goodwill. The additional paid in capital was reduced by $275,000 for the liabilities incurred to acquire Momentum Holding Corporation.

The restatement did not change the total stockholders’ equity. The net loss, accumulated deficit, and additional paid in capital were each reduced by $275,000. The net loss per share before and after restatement are as follows:

Net loss per share	From Inception to
December 31,
2003
After Restatement	$ 0.02
Before Restatement	0.06

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

2001 Liabilities of Productions to government and third parties:

Accounts payable and accrued expenses	$ 542,633
Accrued payroll taxes and related expenses	900,000
Notes payable	835,638
$ 2,278,271

Liabilities of Productions to related parties and minority interest:

Notes payable-- related parties	$ 290,569
Minority interest	86,054
376,623
Total Productions liabilities	2,654,894

Assets of Productions-Cash	17,163
Loan receivable—related party	23,000
Total Productions assets	40,163
Productions liabilities in excess of assets	2,614,731
Liabilities of the Company assumed by the Trust	300,000
Total Liabilities Removed from the Company at December 31, 2001	$ 2,914,731

Momentum had not guaranteed the liabilities of Production and has removed the
$2,914,731 in liabilities of Production from its financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

The details of deferred tax assets and liabilities are as follows:

In 2004, the Company used a statutory tax rate of 35% and estimated the tax asset to be $269,000. The valuation allowance of $39,000, in 2002, was increased by $164,000, in 2003, and $66,000 in 2004 to equal the amount of the Company's tax assets that are estimated to expire without providing future tax benefits. Estimated Tax Year Loss Expiration Operating Asset on Net Incurred Date Loss Operating Loss

2002	2022	$ (112,627)	$ 39,000
2003	2023	(468,090)	164,000
2004	2024	(189,546)	66,000

		$ (770,263)	$269,000

Valuation allowance		(269,000)
Net tax assets		$ --

Internal Revenue Code Section 382 establishes a limit on the amount of NOLs of Momentum Holding Corp. that may be used to offset income after the ownership change that occurred in 2003 and 2004. The net operating loss carryforward of Momentum was $770,263, as of December 31, 2004.

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

NOTE 5. STOCKHOLDERS' EQUITY

Reverse Acquisition

On August 19, 2003, the Company, Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation consummated a Stock Purchase Agreement with Cipher Multimedia, Inc., a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Company's common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed a promissory note in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003, which was paid in 2004.

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

Recapitalization

In August 2003, Cipher was merged into its Delaware subsidiary and renamed the surviving entity Cipher Holding Corporation. The principal effects of the merger were to more closely align the Company's identity with its operating business. In addition, the number of Common Shares authorized was increased to 100,000,000, common and 5,000,000 preferred. Cipher's capital accounts have been restated to give effect to this recapitalization.

Issuance of Common Stock

During 2004, the Company issued 1,552,500 unrestricted shares of common stock for consulting services. The shares were valued at $76,973, based on a price range of $0.04 to $0.06 per share.

NOTE 6. NOTES PAYABLE

Notes Payable Other

Cipher in consideration for the purchase of the shares of Momentum paid the sellers $150,000 and issued two promissory notes in the amounts of $60,000 and $65,000. The $60,000 and $65,000 notes bore 9% interest and were payable within 30 and 120 days, respectively. The notes were secured by the personal guarantees of Mr. Patrick Rooney a principal shareholder and officer of the Company and were paid in 2004.

Notes Payable Shareholder

1.
The principal shareholder of the Company loaned $150,000 to Cipher to provide for a part of the acquisition cost of Momentum. The unsecured note is a demand note and is payable no later than December 31, 2004. The interest on the note is the prime rate. To date the note has not been paid.

2.
The principal shareholder has advanced funds to finance the working capital requirements of the Company. The advances are made against a demand note that is payable by December 31, 2004. Interest on the amounts advanced is computed at prime rate. The note may be converted to common stock at a rate of $0.01 per share. To date the note has not been paid.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. RELATED PARTY TRANSACTION

On December 28, 2004, the Registrant modified and amended a promissory note made by Cipher in favor of John Rooney, brother of the Registrant’s President and Chairman, in the principal amount of $130,000. Pursuant to the terms of the amended note, the Registrant accepted the obligation for the payment of the note for the release of the obligation of Cipher to repay principal and interest. The due date of the note was extended to December 31, 2006, with interest at the rate of 10%. The note was amended to be convertible into 138,867 shares of the Registrant’s common stock.

On December 29, 2004, John Rooney transferred the right to convert 800,000 shares underlying the amended note to Solaris Opportunity Fund, L.P. (“Solaris”) in satisfaction of unpaid obligations to Solaris in the aggregate amount of $30,000. The Registrant’s President and Chairman, Patrick Rooney, is the President of the general partner of Solaris.

NOTE 8. CONVERTIBLE NOTE

On December 28, 2004 we entered into an agreement with John Rooney, brother to the CEO, majority shareholder and chairman of the board, to convert the note John Rooney was holding for $130,000, 10% due December 31, 2005 into a 10 % note for $130,000 due and payable on December 31, 2006 with the right to convert to 1,386,667, fully and non-assessable shares at any time prior to the repayment thereof. Additional shares may be converted for unpaid interest at $.09375. Because of the beneficial effect of the conversion right granted to the related party we recognized an interest of 10,746 and equivalent paid in capital. We used black Schoeles model to compute the interest expense.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 30, 2004.

Cipher Multimedia, Inc.

By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board /President

By:/s/ Corey Conn

Corey Conn
Chief Financial Officer

Board

/s/Patrick Rooney
Patrick Rooney