Form 10KSB/A
period 2003-12-31
CIPHER HOLDING CORP
filed 2005-05-04
CIK 1047540

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures

SIGNATURES

CERTIFICATIONS




PART I


ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Cipher Holding Corporation ("Cipher", "the Company") was incorporated under the laws of the State of Illinois on September 13, 2002. The Company commenced its operations upon incorporation and has been in the development stage since then.

Cipher Holding Corporation is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Cipher's technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002. We have had no revenues in 2003 and 2002. Our total operating expenses were $376,041 in 2003 as compared to $112,627 from inception to December 31, 2002. Professional fees were $323,504 and accounted for 86% of the total operating expenses, in 2003, as compared to $80,911 or 72% of the operating expenses from inception to December 31, 2002. Substantial portion of professional fees were for consulting regarding the company services and finances. Management fees for 2003 and 2002 were $39,000 and $25,000 respectively. The management gees accounted for 74% and 79% of general and administrative expenses in 2003 and 2002, respectively.

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

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. In 2003, the total net loss was $468,090. Our loss for 2002 was $112,627. The total loss from inception to December 31, 2003 was $580,717.

We restated our financial statements and reclassified the amount of $275,000, previously recorded and written off as goodwill from the acquisition of the shares of Momentum, as a reduction in the additional paid in capital.

The Registrant did not conduct any research and development activities in the fiscal year ended December 31, 2003.

Financial Condition

The Company had no revenues or operating cash inflows since inception of operations. The net cash used by operations were $377,368, 112,627, and 489,995, for 2003, 2002, and from inception on September 13, 2002 to December 31, 2003. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows were notes payable to a shareholder, and issuance common stock in the amounts of $302,825 and 9,517 in 2003. In 2002, we raised the funds necessary to pay the operating expenses through issuance of shares of common stock for $112,400. The notes payable to a shareholder and common stock issued provided us with $302,825 and $121,917, from inception to December 31, 2003.

On December 31, 2003, we had a net working capital deficiency of $307,096 and total stockholders' deficit of $308,551.

PLAN OF OPERATION

Cipher's plans to continue offering technology and services to publishers and distributors to mass market digital content in a secure format. Management does not expect substantial revenues from its operations and plans to raise equity capital to finance the operating and capital requirements of the Company, over the next year. Also, the principal shareholder of the Company has agreed to make working capital loans. While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.


Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results. Future Plans Our Digital Rights Management technology allows publishers and distributors to mass distribute, full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVD's, PC disk drives, and Internet download. Once received, the consumer has the ability to view a trailer of the video or demo the software before the decision to purchase and unlock the full product for immediate use on PC. The purchase and delivery transactions are immediate and facilitated though our transaction processing service. Our technology protects publisher's content from copyright infringement. This delivery of secure content enables publishers and distributors to gain exposure through mass distribution, create and immediately fulfill demand for digital product. We develop unique and cost effective distribution campaigns for software and video content publishers. We enable publisher's exposure and delivery to the end consumer on a massive scale. Utilizing our technology and services, publishers produce HOLDING CORPORATION CD's that introduce, promote and sell digital content for immediate use on customer's PC. Publishers can also offer an additional up sell opportunity to customers by offering an additional feature on the unused portion of their own DVD's that can be purchased and immediately used by the consumer on their PC. Our distribution solution focus is the development of campaigns that assist our clients with greater reach and increased sales of products. Our services benefit the following; major and independent film studios, software publishers, monthly magazine and catalog companies, retail stores, Internet retailers, computer manufacturers, Internet Service Providers and digital content direct marketing companies. These companies represent substantial distribution opportunities of CD's, DVD's, PC hard drives and Internet downloads per year.


EXPLANATORY NOTE

This Form 10-KSB/A amends and restates the original Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 2004, including the restatement of the Company's financial statements for the year ended December 31,2004 and from inception on September 13, 2002 to December 31, 2003. See Note
(2) to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.


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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditors Report

Restated Consolidated Balance Sheets at December 31, 2003 and 2002

Restated Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002

Restated Consolidated Statement of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2003 and 2002

Restated Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

Restated Notes to Consolidated Financial Statements


BLOOM & CO., LLP Certified Public Accountant
50 Clinton Street - Suite 502 Hempstead, New York 11550
Tel. 516 486-5900

Board of Directors Cipher Holding Corporation (previously known as Momentum Holdings Corporation) 3801 N Washington St. Oak Brook, IL 60523

We have audited the Consolidated balance sheet of Cipher Holding Corporation ( previously known as Momentum Holdings Corporation), a development stage company, as of December 31, 2003 and 2002 and the related consolidated statements of income, accumulated deficit, and cash flows for the year ended December 31, 2003 and the period from inception on September 13, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Notes 1 and 5 to the financial statements of Company, Momentum Holdings Corporation entered a reverse merger with Cipher Holding Corporation, on August 19, 2003. The financial statements represent the financial conditions and results of operations of the successor company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cipher Holding Corporation,( previously known as Momentum Holdings Corporation) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Cipher Holding Corporation will continue as a going concern. As discussed in
Note 3, the Company has sustained accumulated losses of $580,717, from inception to December 31, 2003 and has a net working capital deficiency of $307,096 as of December 31, 2003 that raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Cipher Holding Corporation Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bloom & Co., LLP
Hempstead, New York

March 30, 2004, Except Note 2, January 3, 2005




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                        2003             2002
                                                       ------           ------
ASSETS

Cash                                                  $ 230            $  173
                                                        ---              ----

Total Current Assets                                    230               173
                                                        ---               ---

Total Assets                                          $ 230             $ 173
                                                        ===               ===

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                 $    1,455        $       --
Loans payable - shareholders'                            --               400
Notes payable to shareholders'                      177,825                --
Notes payable - Other                               125,000                --
Interest Payable                                      4,500                --
                                                   --------           -------

Total Current Liabilities                           308,780               400

Commitments and contingencies
Stockholders' (Deficit)(Restated- Note 2) :

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding

Common stock, $0.001 par value;
 95,000,000  shares authorized and 17,652,811
  and 18,135,928 shares sued and outstanding, on
  December 31, 2003 and 2002, respectively.           17,653             8,136
Additional paid-in capital                           254,514           104,264
(Deficit) accumulated during
  the development stage (Restated, Note 2)          (580,717)         (112,627)
                                                     -------           -------

Total Stockholders' (Deficit)                      ( 308,550)         (    227)
                                                     -------           -------

Total Liabilities and Stockholders'
  (Deficit)                                    $         230    $          173
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


Inception
                                                                 September 13,
                                                  Year ended        2002 to
                                                   December 31,   December 31,
                                          2003       2002            2003
                                          ----       ----            ----

Revenues:                         $        --      $     --               --

Operating expenses:
Professional fees                     323,504        80,991          404,495
Marketing, general,
  and administrative                   52,537        31,636           84,173
                                       ------       -------           ------

Total operating expenses              376,041       112,627          488,668
                                      -------       -------          -------

Operating loss                       (376,041)     (112,627)        (488,668)

Other expenses
Interest expense                    ( 92,049)            --          (92,049)
                                     --------       -------         --------


 Total other expenses                (92,049)            --          (92,049)
                                      -------       -------          -------

Net income(Loss)(Restated, Note 2)  (468,090)       (112,627)       (580,717)

Provision for income taxes:
Tax benefit of loss carryforward           --             -               --
                                       ------        ------           ------

Net income(Loss)(Restated, Note 2) $ (468,090)     $(112,627)       $(580,717)
                                      =======       =======          =======

Per share amounts:
Loss per share                      (0.04 )         (0.01)            (0.06)
                                     ====            ====              ====

Weighted average common
  Shares                           15,271,949     8,135,928       11,760,053
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

                                                                   Inception
                                                Year ended   September 13, 2002
                                               December 31,      to December 31,
                                              2003      2002          2003
                                              ----      ----          ----
Cash Flows From Operating Activities:
Net (loss) (Restated, Note 2)            $(468,090) $(112,627)   $(580,717)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Interest expense
    Beneficial conversion                    84,767         --        84,767
Changes in operating current assets and
  liabilities
Accounts payable                               1,455         --        1,455
Interest payable to Brentwood                  4,500         --        4,500
                                             -------     ------      -------

Net Cash (Used) by Operating
  Activities                                (377,368)  (112,627)    (489,995)


Cash Flows From Financing Activities:
  Activities
Additional paid in capital                    65,483          -       65,483
Loan payable to shareholders'                (   400)       400           --
Notes payable shareholders'                  302,825          -      302,825
Issuance of common stock                       9,517    112,400      121,917
                                             -------    -------      -------
Cash Flows Provided by
   Financing Activities                      377,425    112,800      490,225
                                             -------    -------      -------

Net increase in cash                              57        173          230
Cash at beginning of period                      173         --            -
                                              ------     ------       ------

Cash at end of period                          $ 230     $  173        $ 230
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

At the time of acquisition Momentum did not have any assets and the only liability of Momentum was to Brentwood Capital Corp., a selling shareholder, who had waived the liability prior to the exchange. The Payment of $250,000 to the prior shareholders' of Momentum was recorded as a reduction in additional paid in capital.

The amount of $84,767, the proceeds from issuance of the convertible debt, equal to the difference between the fair value of the common stock and the conversion price, was allocated to additional paid-in-capital. Because the debt is convertible at the date of issuance, the debt discount of $84,767 was charged to interest expense at that date. We used Black-Scholes Model to determine the amount of the beneficial effect of the conversion feature.


The accompanying notes are an integral part of the financial statements.




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003

                                                                  Additional
                               Number of           Common           Paid in
                                Shares              Stock           Capital
                               ---------           -------       ------------
2002
September 13, 2002             $      --          $     --         $     --
Issuance of Cipher
   shares for cash             8,135,928             8,136          104,264
Net loss                       ________              ____           ______


December 31, 2002              8,135,928             8,136          104,264

2003
Shares issued for cash         7,816,872             7,817          102,183
Payment to Momentum
  Shareholders                                                     (275,000)
Recapitalization                 500,011               500         (    500)
shares issued services         1,200,000             1,200          238,800
Beneficial effect                     --                --           84,767
Net loss                       _________            ______          _______

 Total                        17,652,811          $ 17,653        $ 254,514
                              ==========            ======          =======



The accompanying notes are an integral part of the financial statements.





                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003


CIPHER
STATEMENT OF SHAREHOLDERS EQUITY


                                       Deficit         Total
                                      --------        -------
2002
September 13, 2002                $        --      $       --
Issuance of Cipher
   shares for cash                         --         112,400
Net loss                             (112,627)       (112,627)
                                      -------         ------

December 31, 2002                    (112,627)           (227)

2003
Shares issued for cash                     --         110,000
Payment to Memtum
     Shareholders'                         --        (275,000)
Recapitalization                           --              --
shares issued services                     --         240,000
Beneficial effect                          --          84,767
Net loss                             (468,090)       (468,090)
                                      -------         -------

 Total                             $ (580,717)       (308,550)
                                      =======         =======



The accompanying notes are an integral part of the financial statements.



                                HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BUSINESS  ORGANIZATION

Cipher Holding Corporation ("Cipher", "the Company") , a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. The Company commenced its operations upon incorporation and has been in the development stage since then and has had no revenues.

Cipher Holding Corporation is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Cipher's technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

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

Reverse Merger

On August 19, 2003, Momentum Holdings Corporation (the "Company", Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation (collectively, the "Selling Shareholders"), consummated the terms of a Stock Purchase Agreement (the "Agreement") with Cipher Holding Corporation a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Company's common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed promissory notes in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003. The notes are presently in default.

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

On November 24, 2003, the Company amended its Articles of Incorporation to change the name of the Company to Cipher Holding Corporation and to increase its authorized capital stock to 100,000,000 shares of which 95,000,000 shall be common and 5,000,000 shall be preferred. The Company also created a new class of "blank check' preferred stock authorizing the Company's Board of Directors to set the rights and preferences of the preferred stock without further stockholder action.

                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS  ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $580,717 as of December 31, 2003. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services.

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



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the year ended December 31, 2003, the consolidated financial statements include the transactions of Cipher Holding Corporation and the transactions of Momentum Holding Corp. from August 19, 2003, the time of reverse merger to the end of the year. For the period September 13, 2002 to December 31, 2003, the financial statements include only the accounts of Cipher Holding Corporation Inc. All Intercompany transactions have been eliminated.


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

The restatement did not change the total stockholders' equity. The net loss, accumulated deficit, and additional paid in capital were each reduced by $275,000. The net loss per share before and after restatement are as follows:

                                                           From Inception to
                                                               December 31,
                                                                   2003
Net loss per share
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




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES


The details of deferred tax assets and liabilities are as follows:

In 2003, the Company used a statutory tax rate of 40% and estimated the tax asset to be $232,000. The valuation allowance of $45,000, in 2002, was increased by $187,000, in 2003, to equal the amount of the Company's tax assets that are estimated to expire without providing future tax benefits. Estimated Tax Year Loss Expiration Operating Asset on Net Incurred Date Loss Operating Loss

   2002               2022             $ (112,627)                $  45,000
   2003               2023               (468,090)                  187,000
                                          -------                   -------

                                       $ (580,717)                  232,000
                                                                    =======
Valuation allowance                                                (232,000)
                                                                    -------

Net tax assets                                                $          --
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


                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. STOCKHOLDERS' EQUITY

Reverse Acquisition

On August 19, 2003, the Company, Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation consummated a Stock Purchase Agreement with Cipher Holding Corporation a privately-owned, Illinois corporation ("Cipher"). Pursuant to the terms of the Agreement, Cipher purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of the Company's common Stock, par value $.001 per share, from the Selling shareholders for the purchase price of $275,000 of cash and debt. Cipher delivered the sum of $150,000 by wire transfer and executed a promissory note in the amount of $60,000 due on September 6, 2003 and a second promissory note in the amount of $65,000 due on December 5, 2003.

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

The transaction is accounted for as a reverse merger and the Company's name was formally changed to Cipher HOLDING CORPORATION

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



                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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


                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

As of December 31, 2003, the Company has not paid the principal or interest of the notes. The note holders have agreed to extend the notes. (Note 7. Subsequent Events)

Notes Payable Shareholder

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

We used Black-Scholes Model to compute the beneficial effect of the conversion feature and recorded interest expense and additional paid in cpaital of $84,767.

NOTE 7. SUBSEQUENT EVENTS

In January 2004, the holders of $60,000 and $65,000 notes payable, issued in acquisition of the majority shares of Momentum, agreed to extend postpone the due dates for these notes.



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



(a) Exhibits:

None

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), Cipher carried out an evaluation under the supervision and with the participation of Cipher's Chief Executive Officer and its Cipher's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

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

Cipher HOLDING CORPORATION


By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board President




CIPHER HOLDING CORPORATION


EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Holding Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Rooney, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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



CIPHER HOLDING CORPORATION

EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Holding Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Corey Conn, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 30, 2004



/s/ Corey Conn
Chief Financial Officer,




A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



                             CIPHER HOLDING CORPORATION

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the  incorporation  by  reference  in this  Annual  Report on Form
10-KSB of Cipher Holding Corporation of our report dated March 30, 2004, included in the Annual Report to Stockholders of Cipher HOLDING CORPORATION

Bloom and Company LLP
S/Bloom and Company
Hempstead, New York
March 30, 2004



                                 CERTIFICATIONS

I, Patrick Rooney, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cipher Holding Corporation;

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

1. I have reviewed this annual report on Form 10-KSB of Cipher Holding Corporation;

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