Form 10QSB/A
period 2004-03-31
CIPHER HOLDING CORP
filed 2005-05-04
CIK 1047540

U.S. SECURITIES AND EXCHANGE

                                   COMMISSION

                             Washington, D.C. 20549


                                   FORM 10Q-SB/A
(Mark One)

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

                              CIPHER HOLDING CORPORATION
                   FORM 10-QSB - QUARTER ENDED MARCH 31, 2004

                                      INDEX


PART I   FINANCIAL INFORMATION..................................................

Item 1.  Restated Financial Statements..........................................
                  Balance Sheets at March 31, 2004 and December 31, 2003........
                  Statements of Operations for the Three Months ended
                      March 31, 2004, and Three Months ended March 31, 2003.....
                  Statement of Shareholders' Equity (Deficiency) for the Period
                     January 1, 2002 through March 31, 2004.....................
                  Statements of Cash Flows for the Three Months Ended
                     March 31, 2004, and March 31, 2003.........................
                  Notes to Financial Statements.................................

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

EXPLANATORY NOTE

This Form 10-QSB/A amends and restates the original Form 10-QSB, which was filed with the Securities and Exchange Commission on May 24, 2004, including the restatement of the Company's financial statements for the three ended March 31, 2004 and from inception on September 13, 2002 to March 31, 2004. See Note (2) to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements

                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
                                                        2004           2003
                                                     (UNAUDITED)      AUDITED
                                                       ------         ------
ASSETS

Cash                                                  $ 313      $     230
                                                        ---            ---

Total Current Assets                                    313            230
                                                        ---            ---

Total Assets                                          $ 313      $     230
                                                        ===            ===

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                 $       --        $  1,455
Notes payable to shareholders'                      197,948         177,825
Notes payable - Other                               125,000         125,000
Interest Payable                                      7,374           4,500
                                                   --------         -------

Total Current Liabilities                           330,322         308,780

Commitments and contingencies
Stockholders' (Deficit):

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding

Common stock, $0.001 par value;
 95,000,000  shares authorized and 17,652,811
  shares issued and outstanding, on
  March 31, 2004 and December 31, 2003.               17,653         17,653


Additional paid-in capital  (restated, Note 2)       254,514        254,514
(Deficit) accumulated during
  the development stage                             (602,176)      (580,717)
                                                     -------        -------

Total Stockholders' (Deficit) restated, Note 2)    ( 330,009)      (308,550)
                                                     -------        -------

Total Liabilities and Stockholders'
  (Deficit)                                       $      313    $       230
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


                                                                   Inception
                                                                 September 19,
                                                                    2002 to
                                      March 31,     March 31,      March  31,
                                        2004          2003           2004
                                        ----         -----         --------

Revenues:                         $       170      $     --             170
                                       ------       -------        --------
Total revenues

Operating expenses:
Professional fees                      11,800        65,590          416,295
Marketing, general,
  and administrative                    5,088        43,497           89,262
                                       ------       -------           ------

Total operating expenses               16,888       109,087          505,557
                                      -------       -------          -------

Operating loss                        (16,718)     (109,087)        (505,387)

Other expenses
Interest expense                      ( 4,740)           --         ( 96,789)
                                      -------       -------         --------


 Total other expenses                 ( 4,740)           --         ( 96,789)
                                      -------       -------          -------

Net income(Loss)                    $ (21,458)    $      --         (602,176)

Provision for income taxes:
Tax benefit of loss carryforward           --             -               --
                                       ------        ------           ------

Net income(Loss)                   $  (21,458)    $(109,087)       $(602,176)
                                      =======       =======          =======

Per share amounts:
Loss per share                        (0.00)         (0.00)           (0.04)
                                       ====          ====              ====

Weighted average common
  Shares                           17,652,811      8,135,928       14,278,788
                                   ==========     ==========       ==========

The accompanying notes are an integral part of the financial statements.




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2004


                                                                    Inception
                                                                   September 19,
                                            Three months ended       2002 to
                                          March 31,     March 31,   March  31,
                                           2004          2003          2004
                                           ----         -----         --------

Cash Flows From Operating Activities:
Net (loss)(Restated, Note 2)               $(21,458) $(109,087)   $( 602,176)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Shares issued for services                        --         --           --
Changes in operating current assets and
  liabilities
Interest expense-beneficial effect            84,767         --       84,767
Accounts payable                            (  1,455)        --           --
Interest payable to Brentwood                  2,874         --        7,374
                                             -------     ------      -------

Net Cash (Used) by Operating
  Activities                                  64,728   (109,087)    (510,035)

Cash Flows From Financing Activities:

Payment to shareholders of Momentum Holding       --         --           --
Loan payable to shareholders'                     --        973           --
Notes payable shareholders'                   20,122         --      197,948
Issuance of common stock                          --    110,000      308,367
Additional paid-in-capital                   (84,767)        --        4,033
                                             -------    -------      -------
Cash Flows Provided by
   Financing Activities                      (64,645)    110,973     510,348
                                             -------    --------     -------

Net increase in cash                              83      1,886          313

Cash at beginning of period                      230        173           --
                                              ------     ------       ------

Cash at end of period                          $ 313     $2,059       $  313
                                                 ===      =====        =====

The accompanying notes are an integral part of the financial statements.




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 AND
       THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2004

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



                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $602,176 as of March 31, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the period ended March 31, 2004 and March 31, 2003 and from inception, September 19, 2002 to March 31, 2004, the financial statements only include the transactions of Cipher Holding Corporation and not that of Momentum Holdings Corp.

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

Although the restatement did not change the total stockholders' equity. The net loss, accumulated deficit, and additional paid in capital were each reduced by $275,000. The net loss per share before and after restatement are as follows:

                                                         From Inception to
                                                            December 31,
                                                                2003
Net loss per share
    After Restatement                                         $ 0.04
    Before restatement                                          0.06
                                                                ----




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


Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 35% of our total loss of $21,458, from inception. The total loss from inception to March 31, 2004 was $602,176.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $64,728, 109,087, and 510,035, 1Q04, 1Q03 and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $197,948 and $308,367, respectively.

On March 31, 2004, we had a net working capital deficiency of $330,009 and total stockholders' deficit of $330,009.

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

Patrick Rooney
Chairman of the Board President




                             CIPHER HOLDING CORPORATION


                                  EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Holding Corporation. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Rooney, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


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



                             CIPHER HOLDING CORPORATION

                                  EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Holding Corporation (the "Company") on Form 10-QSB for the year quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Corey Conn, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 21, 2004



/s/ Corey Conn
Chief Financial Officer,




A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


                             CIPHER HOLDING CORPORATION
                                 CERTIFICATIONS

I, Patrick Rooney, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cipher Holding Corporation;

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

Date: May 21, 2004

/s/Patrick Rooney
Chief Executive Officer


                             CIPHER HOLDING CORPORATION
                                 CERTIFICATIONS

I, Corey Conn, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cipher Holding Corporation;

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