Form 10QSB/A
period 2004-06-30
CIPHER HOLDING CORP
filed 2005-05-04
CIK 1047540

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

                             CIPHER HOLDING CORPORATION
                    FORM 10-QSB - QUARTER ENDED JUNE 30, 2004

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

EXPLANATORY NOTE

This Form 10-QSB/A amends and restates the original Form 10-QSB, which was filed with the Securities and Exchange Commission on , August 23, 2004 including the restatement of the Company's financial statements for the six ended June 30, 2004 and from inception on September 13, 2002 to June 30, 2004. See Note (2) to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.



                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2004           2003
                                                    (UNAUDITED)     (AUDITED)
                                                      ------         ------
ASSETS

Cash                                              $      487       $     230
                                                     -------         -------
Total Current Assets                                     487             230
                                                     -------         -------
Total Assets                                      $      487       $     230
                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                  $       --       $   1,455
Notes payable to shareholders'                       210,469         177,825
Notes payable - Other                                130,000         125,000
Interest Payable                                       7,374           4,500
                                                    --------        --------
Total Current Liabilities                            347,843         308,780

Commitments and contingencies
Stockholders' (Deficit):

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding                                             --             --

Common stock, $0.001 par value; 95,000,000
shares authorized and 18,695,311 and
 17,652,811 shares issued and outstanding, on
 June 30, 2004 and December 31, 2003.                 18,995         17,653
Additional paid-in capital                           320,297        169,747
(Deficit) accumulated during
  the development stage                             (686,648)      (495,951)
                                                     -------        -------
Total Stockholders' (Deficit)                       (347,356)      (308,551)
                                                     -------        -------
Total Liabilities and Stockholders'
  (Deficit)                                       $      487    $       230
                                                     =======       ========

The accompanying notes are an integral part of the financial statements.




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
         THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004


                                                                 Inception
                                                                September 13,
                                                                  2002 to
                                      June 30,     June 30,        June 30,
                                        2004         2003           2004
                                        ----        -----         --------

Revenues:                         $       350      $     --            350
                                       ------       -------       --------
Total revenues

Operating expenses:
Professional fees                      88,925        69,910        493,420
Marketing, general,
  and administrative                   10,596        45,614         94,769
                                       ------       -------        -------

Total operating expenses               99,521       115,524        588,189
                                       ------       -------        -------

Operating loss                        (99,171)     (115,524)      (587,839)

Other expenses
Interest expense                        6,760            --        (98,810)
                                      -------       -------       --------
 Total other expenses                   6,760            --        (98,810)
                                      -------       -------       --------

Net income(Loss)                     (105,931)     (115,524)      (686,648)

Provision for income taxes:
Tax benefit of loss carryforward           --            --             --
                                       ------       -------       --------

Net income(Loss)                   $ (105,931)    $(115,524)    $ (686,648)
                                      =======       =======        =======
Per share amounts:
Loss per share                        (0.01)        (0.02)         (0.04)
                                       ====          ====           ====
Weighted average common
  Shares                           18,878,478      8,135,928    14,914,943
                                   ==========     ==========     ==========

The accompanying notes are an integral part of the financial statements.




                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004 AND 2003


                                      June 30,     June 30,
                                        2004         2003
                                        ----        -----

Revenues:                         $       181      $     --
                                       ------       -------
Total revenues

Operating expenses:
Professional fees                      77,125         4,320
Marketing, general,
  and administrative                    5,507         2,117
                                       ------       -------

Total operating expenses               82,632         6,437
                                       ------       -------

Operating loss                        (82,452)       (6,437)

Other expenses
Interest expense                        2,021            --
                                      -------       -------
 Total other expenses                   2,021            --
                                      -------       -------

Net income(Loss)                     ( 84,473)      (6,437)

Provision for income taxes:
Tax benefit of loss carryforward           --            --
                                       ------       -------

Net income(Loss)                   $ ( 84,473)     $(6,437)
                                      =======       =======

Per share amounts:
Loss per share                        (0.00)          (0.00)
                                       ====          ====
Weighted average common
  Shares                           18,878,478     8,135,928
                                   ==========     ==========

The accompanying notes are an integral part of the financial statements.


                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
         THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004


                                                                      Inception
                                                                   September 13,
                                              Six months ended         2002 to
                                            June 30,     June 30,     June  30,
                                             2004          2003          2004
                                            --------     -------     ----------

Cash Flows From Operating Activities:
Net (loss)                                $ (105,931)  $(115,524)   $( 686,648)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Shares issued for services                        --          --        210,469
Changes in operating current assets and
  liabilities
Interest expense-beneficial conversion        84,767          --         84,767
Accounts payable                             ( 1,455)         --             --
Interest payable to Brentwood                  2,874          --          7,374
                                             -------     -------       --------
Net Cash (Used) by Operating
  Activities                                 (19,745)   (115,524)      (384,038)

Cash Flows From Financing Activities:
Notes payable shareholders'                   33,986       6,223        210,469
Issuance of notes                              5,000          --          5,000
Payment to momentum shareholders                              --        (36,000)
Issuance of common stock                    ( 18,984)    110,000        285,725
                                             -------    --------       --------
Net Cash Flows Provided by (Used in)
   Financing Activities                       20,002     116,223        384,525
                                             -------    --------       --------

Net increase in cash                             257         699            487
Cash at beginning of period                      230         173             --
                                              ------     -------        -------

Cash at end of period                        $   487    $    872      $     487
                                              ======     =======        =======

The accompanying notes are an integral part of the financial statements.



                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
         THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004

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


NOTE 2. BUSINESS  ORGANIZATION

Cipher Holding Corporation("Cipher", "the Company") , a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. We commenced our operations upon incorporation and has been in the development stage since then and have had very little revenue.

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



                             CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $686,648 as of June 30, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the period ended June 30, 2004 and June 30, 2003 and from inception, September 13, 2002 to June 30, 2004, the financial statements only include the transactions of Cipher Holding Corporation and not that of Momentum Holdings Corp.

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

Although the restatement did not change the total stockholders' equity. The net loss, accumulated deficit, and additional paid in capital were each reduced by $275,000. The net loss per share before and after restatement are as follows:

                                                        From Inception to
                                                           September 30,
                                                                2004
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

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 35% of our total loss of $105,931, from inception. The total loss from inception to June 30, 2004 was $686,648.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $19,745
$115,524, and $384,038, 2Q4, 2Q3 and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $130,000 and $285,725, respectively.

On June 30, 2004, we had a net working capital deficiency of $347,356 and total stockholders' deficit of $347,356.

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

For the Three Months Ended June 30, 2004 and 2003

The Company had total operating expenses of $82,632 for the three months ended June 30, 2004 as compared to $6,437 for the same period in 2003.

Professional fees accounted for $77,125 of operating expense in 2Q4 as compared to $4,320 in 2Q3.

Our total operating losses were $82,452 in 2Q4 as compared to $6,437 in 2Q3.


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



                             CIPHER HOLDING CORPORATION

                                  EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Holding Corporation (the "Company") on Form 10-QSB for the year quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Corey Conn, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



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

1. I have reviewed this quarterly report on Form 10-QSB of Cipher Holding Corporation ;

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