Form 10QSB/A
period 2004-09-30
CIPHER HOLDING CORP
filed 2005-05-04
CIK 1047540

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

EXPLANATORY NOTE

This Form 10-QSB/A amends and restates the original Form 10-QSB, which was filed with the Securities and Exchange Commission on , November 15, 2004 including the restatement of the Company's financial statements for the nine ended September 30, 2004 and from inception on September 13, 2002 to September 30, 2004. See Note (2) to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2004           2003(1)
                                                  (UNAUDITED)       (AUDITED)
                                                  ------------    -----------
ASSETS

Cash                                              $      625       $     230
                                                     -------         -------
Total Current Assets                                     625             230
                                                     -------         -------
Total Assets                                      $      625       $     230
                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable                                  $      899       $   1,455
Notes payable to shareholders'                       225,055         177,825
Notes payable - Other                                130,000         125,000
Interest Payable                                      10,195           4,500
                                                    --------        --------
Total Current Liabilities                            366,149         308,780

Commitments and contingencies
Stockholders' (Deficit):

Preferred Stock, 5,000,000 share
 Authorized, no shares issued and
  Outstanding                                             --             --

Common stock, $0.001 par value;
95,000,000 shares authorized and
18,995,311 and 17,652,811 shares
issued and outstanding, on
September 30, 2004 and December 31, 2003             18,995         17,653
Additional paid-in capital                          320,296        169,747
(Deficit) accumulated during
  the development stage  (Restated, Note 2)        (704,815)      (495,950)
                                                     -------        -------
Total Stockholders' (Deficit)                     ( 365,524)      (308,550)
                                                    -------        -------
Total Liabilities and Stockholders'
  (Deficit)                                      $      625    $       230
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


                                                                    Inception
                                                                   September 13,
                                                                      2002 to
                                   September 30,    September 30,  September 30,
                                        2004             2003          2004
                                   ----------        ------------  -------------

Revenues                          $     1,421        $     --        $   1,421
                                      -------         -------         --------

Operating expenses:
Professional fees                      96,300          80,004          500,796
Marketing, general,
  and administrative                   16,226          47,080          100,400
                                      -------         -------          -------

Total operating expenses              112,526         127,084          601,196
                                      -------         -------          -------

Operating loss                       (111,105)       (127,084)        (599,775)

Other expenses:
Interest expense                       12,994              --         (105,041)
                                      -------         -------         --------
 Total other expenses                  12,994              --         (105,041)
                                      -------         -------         --------

Net income(Loss)(restated, Note 2)   (124,099)       (127,084)        (704,815)

Provision for income taxes:
Tax benefit of loss carryforward           --              --               --
                                       ------         -------         --------

Net income(Loss)                   $ (124,099)      $(127,084)      $ (704,815)
                                      =======         =======         =========
Per share amounts:
Loss per share                        (0.007)          (.01)           (0.04)
                                       =====            ===             ====
Weighted average common
  Shares                           18,995,311      14,849,108       15,416,807
                                    =========      ==========       ==========

The accompanying notes are an integral part of the financial statements.



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                    September 30,         September 30,
                                        2004                  2003
                                        ----                 -----

Revenues:                         $     1,071              $     --
                                       ------               -------

Operating expenses:
Professional fees                       7,375                10,094
Marketing, general,
  and administrative                    5,630                 1,466
                                       ------               -------

Total operating expenses               13,005                11,560
                                       ------               -------

Operating loss                        (11,934)              (11,560)

Other expenses:
Interest expense                        6,234                    --
                                      -------               -------
 Total other expenses                   6,234                    --
                                      -------               -------

Net income(Loss)                     ( 18,168)              (11,560)

Provision for income taxes:
Tax benefit of loss carryforward           --                    --
                                       ------               -------

Net income(Loss)                   $ ( 18,168)             $(11,560)
                                      =======               =======

Per share amounts:
Loss per share                         (0.002)              (.001)
                                        ====                 =====

Weighted average common
  Shares                            18,995,311            16,452,811
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

                                                                     Inception
                                                                   September 13,
                                           Nine months ended          2002 to
                                      September 30,  September 30, September 30,
                                           2004          2003          2004
                                         --------     -------     --------------

Cash Flows From Operating Activities:
Net (loss)(restated, Note 2)             $ (124,099)  $(127,084)   $( 704,815)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:
Shares issued for services                       --          --       324,765
Changes in operating current assets and
  liabilities
Interest expense-beneficial effect           84,767          --        84,767
Accounts payable                            (   556)         --           900
Interest payable                              5,695          --        10,196
                                            -------     -------      --------
Net Cash (Used) by Operating
  Activities                                (34,193)   (127,084)     (284,187)


Cash Flows From Financing Activities:
Notes payable shareholders'                  47,229     167,123       225,055
Payment of Momentum shareholders                       (150,000)     (150,000)
Notes payable - other                         5,000                     5,000
Issuance of common stock                     67,126     110,000       204,757
                                             ------     -------       -------
Net Cash Flows Provided by (Used in)
   Financing Activities                      34,588     127,123       284,812
                                            -------     -------       -------

Net increase in cash                            395          40           625

Cash at beginning of period                     230         173            --
                                             ------     -------       -------
Cash at end of period                       $   625    $    213     $     625
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


NOTE 1 - BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

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



                           CIPHER HOLDING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS  ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $704,815 as of September 30, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.


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

Restatement of financial statements

The Company adopted recapitalization accounting for the reverse merger and restated the financial statements for eliminated the recognition and immediate write off of $275,000 of goodwill. The additional paid in capital was reduced by $275,000 for the liabilities incurred to acquire Momentum Holding Corporation.

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

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 31% of our total loss of $124,099, from inception. The total loss from inception to September 30, 2004 was $704,815.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $34,193, $127,084, and $284,187, for the nine months ended September 30, 2004 and 2003, and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $110,000 and $204,757, respectively.

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

1. I have reviewed this quarterly report on Form 10-QSB of Cipher Holding Corp.;

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

Date: November 12, 2004

/s/Corey Conn
Chief Financial Officer



                                 CERTIFICATIONS

I, Patrick Rooney, the Registrant's Chief Executive Officer, certify that:

1. I have  reviewed  this  quarterly  report on Form  10-QSB  of Cipher  Holding
Corp.,;

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

Date: November 12, 2004

/s/Patrick Rooney
Chief Executive Officer


                               CIPHER HOLDING CORP


                                  EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Rooney, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 12, 2004

/s/ Patrick Rooney
President,
Chief Executive Officer,
Chairman of the Board and Director




A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



                               CIPHER HOLDING CORP
                                  EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Cipher Multimedia, Inc. (the "Company") on Form 10-QSB for the year quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Corey Conn, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: November 12, 2004


/s/ Corey Conn
Chief Financial Officer,


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.