Form 10QSB
period 2005-03-31
CIPHER HOLDING CORP
filed 2005-05-23
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

(x) Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

(630) 371-5583

(Registrant's Telephone Number)

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of Common Stock outstanding at May 21, 2005: 19,405,311 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

CIPHER HOLDING CORPORATION
FORM 10-QSB - QUARTER ENDED MARCH 31, 2005

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets at March 31, 2005 and December 31, 2004.

Statements of Operations for the Three Months ended
March 31, 2005 and 2004 and inception September 13, 2002 through March 31, 2005

Statements of Cash Flows for the Three Months Ended
March 31, 2005 and 2004 and inception September 13, 2002 through March 31, 2005

Notes to Financial Statements

Item 2.	Management's Discussion and Analysis

Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of March 31, 2005, the audited balance sheet at December 31, 2004, and the unaudited statements of operations for the three months ended March 31, 2005 and 2004, follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)	(AUDITED)

ASSETS

Cash	$612	$1,625

Total Current Assets	612	1,625

Total Assets	$612	$1,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Accounts payable	$47,025	$21,196
Notes payable to shareholders’	236,974	225,974
Notes payable - Other	130,000	130,000
Interest payable	39,491	33,279

Total Current Liabilities	453,490	410,449

Commitments and contingencies stockholders’ (Deficit):

Preferred stock, 5,000,000 share authorized, no shares issued and outstanding

Common stock, $0.001 par value; 95,000,000 shares authorized and 19,405,311 shares issued and outstanding, on March 31, 2005 and 19,205,311 December 31, 2004, respectively.	19,406	19,206

Additional paid-in capital (restated, Note 2)	350,033	342,233
(Deficit) accumulated during the development stage	(822,317)	(770,263)

Total Stockholders' (Deficit) restated, Note 2)	(452,878)	(408,824)

Total Liabilities and Stockholders' (Deficit)	$612	$1,625

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2005

			Inception
			September 13, 2002 to
	March 31,	March 31,	March 31, 2005
	2005	2004
Revenues:

Total revenues	$1,520	$170	$4,188

Operating expenses:
Professional fees	43,884	11,800	568,423
Research and Development	--	--	11,400
Marketing, general, and administrative	3,478	5,089	111,677

Total operating expenses	47,362	16,889	691,500

Operating loss	(45,842)	(16,719)	(687,312)
Other expenses:
Interest expense	(6,212)	(4,740)	(135,005)

Total other expenses	(6,212)	(4,740)	(135,005)

Net income (Loss)	$(52,054)	$(21,459)	$(822,317)

Per share amounts:
Loss per share	(.002)	( .001)	(.05)

Weighted average common Shares	18,722,619	17,652,811	15,860,336

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2005

			Inception
			September 13,
Three months ended			2002 to
	March 31,	March 31,	March 31,
	2005	2004	2005

Cash Flows From Operating Activities:
Net (loss)	$(52,054)	$ (21,459)	$(822,317)

Adjustments to Reconcile Net (Loss)
to Net Cash (Used) by Operating Activities:
Shares issued for services	--	--	--
Changes in operating current assets and Liabilities
Interest expense-beneficial conversion	--	--	95,514
Shares issued for services	8,000	--	8,000
Accounts payable	25,830	(1,455)	47,026
Interest payable	6,211	2,874	39,490

Net Cash (Used) by Operating Activities	(12,013)	(20,040)	(632,287)

Cash Flows From Financing Activities:

Loan payable	11,000	--	16,000
Notes payable shareholders'	--	20,123	302,825
Issuance of common stock	--	--	123,470
Others	--	--	48,148
Additional paid-in-capital	--	--	142,456

Cash Flows Provided by Financing Activities	11,000	20,123	632,899

Net increase (Decrease) in cash	(1,013)	83	612

Cash at beginning of period	1,625	230	--

Cash at end of period	$612	$313	$612

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2005

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

2005

On March 28, 2005, the Company issued 200,000 shares of common stock, par value .001 to a consultant for website development services performed. We computed the cost of each share using the Black Scholes model with a risk free rate of 4% and a volatility of 230%.

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION

Cipher Holding Corporation. ("Cipher", "the Company"), a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. The Company commenced its operations upon incorporation and has been in the development stage since then and has had no revenues.

The Company's wholly-owned subsidiary, Cipher Multimedia, Inc. is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Through its subsidiary, Cipher's technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

Cipher's developmental stage activities involve introducing and marketing its technology and services to publishers and distributors to help them mass market their products digitally in a secure format. Also, the Company contemplates acquiring other operating companies.

Cipher's Digital Rights Management ("DRM") technology protects or controls access to digital content. Cipher's technology allows publishers and distributors to distribute full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVDs, diskettes and internet download format. The consumer has the ability to view a sample of the video or demonstration of the software before purchasing the product by unlocking the full product for immediate use on their personal computer. The purchase and delivery transactions are immediate and are facilitated though Cipher's transaction processing service. Cipher's technology protects publisher's content from copyright infringement by restricting access only to authorized purchasers.

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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $822,317 as of December 31, 2004. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services.

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

Income Taxes

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Staff Position ("FSP") No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No.109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.   The Company does not have accumulated income earned abroad and The Act and the FSP No. 109-2 do not have any effect on the Company's financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 151 and have determined that this pronouncement will not materially impact our consolidated results of operations.

In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". This statement amends SFAS No. 66, "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

In December 2003, the FASB issued a revision to Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision requires additional disclosures by the Company regarding its plan assets, investment strategies, plan obligations and cash flows. We have considered revised statement 132 and have determined that at this time this pronouncement is not applicable to our current operations.

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

Although the restatement did not change the total stockholders’ equity, the net loss, accumulated deficit, and additional paid in capital were each reduced by $275,000. The net loss per share before and after restatement are as follows:

From Inception to
December 31,
2003

Net loss per share
After Restatement	$0.02
Before restatement	0.06

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

2001 Liabilities of Productions to government and third parties:

Accounts payable and accrued expenses	$542,633
Accrued payroll taxes and related expenses	900,000
Notes payable	835,638
$2,278,271

Liabilities of Productions to related parties and minority interest:

Notes payable-- related parties	$290,569
Minority interest	86,054
376,623
Total Productions liabilities	2,654,894

Assets of Productions-Cash	17,163
Loan receivable—related party	23,000
Total Productions assets	40,163
Productions liabilities in excess of assets	2,614,731
Liabilities of the Company assumed by the Trust	300,000
Total Liabilities Removed from the Company at December 31, 2001	$2,914,731

Momentum had not guaranteed the liabilities of Production and has removed the $2,914,731 in liabilities of Production from its financial statements.

NOTE 4. RELATED PARTY TRANSACTION

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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CONVERTIBLE NOTE

On December 28, 2004 the Registrant entered into an agreement with John Rooney, brother to the CEO, majority shareholder and chairman of the board, to convert the note John Rooney was holding for $130,000, 10% due December 31, 2005 into a 10 % note for $130,000 due and payable on December 31, 2006 with the right to convert to 1,386,667, fully and non-assessable shares at any time prior to the repayment thereof. Additional shares may be converted for unpaid interest at $.09375. Because of the beneficial effect of the conversion right granted to the related party we recognized an interest of $10,746 and equivalent paid in capital. We used black Schoeles model to compute the interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002 and have had no substantial revenues to date.

Total operating expenses for March 31, 2005 and 2004 and from inception were $47,362, $16,889 and $691,500 respectively. Of the operating expenses professional fees were $43,884 (93%), $11,800 (70%) and $568,423 (82%), respectively. Marketing, general and administrative expenses were $3,478 (7%), $5,089 (30%) and $,111,677 (16%), respectively. There were $11,400 (2%) research and development costs from inception to March 31, 2005.

We have been at a development stage since the inception of our operations on September 13, 2002. Revenues as of March 31, 2005 and 2004 and from inception were $1,520, $170 $4,188, respectively.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. In the first quarter of 2005, the total net loss was $52,054 as compared to $21,459 in the same quarter of 2004. The total loss from inception to March 31, 2005 was $822,317.

We restated our financial statements and reclassified the amount of $275,000, previously recorded and written off as goodwill from the acquisition of the shares of Momentum, as a reduction in the additional paid in capital.

Research and development activities from inception was $11,400.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

FINANCIAL CONDITION

The net cash used by operations were $12,013 and $20,040 for the first quarter of 2005 and 2004, respectively.

The principal source of cash inflows were notes payable in the amount of $130,000 in 2004.

On March 31, 2005, we had a net working capital deficiency and total stockholders' deficit of $452,878.

PLAN OF OPERATION

On April 11, 2005, the Registrant executed a Securities Exchange Agreement with Imagin whereby Imagin would transfer convertible promissory notes in favor of Imagin and made by Positron Corporation, a publicly owned Texan corporation (“Positron”) convertible into 64,000,000 shares of Positron common stock (the “Positron Notes”) to the Registrant in exchange for 30,000,000 newly-issued shares of the Registrant’s common stock (the “Exchange”). Upon consummation of the Exchange, Imagin will become the controlling shareholder of the Registrant and the Registrant, upon conversion of the Positron Notes would hold a majority position of Positron. Further, after closing of the Exchange, the Registrant intends to amend its articles of incorporation to change its name to Imagin Molecular Corporation.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(a) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(b) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. There were no reports filed on a Form 8-K for the first quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oak Brook, State of Illinois on May 23, 2005.

Cipher Holding Corporation

By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board and President