Form 10QSB
period 2005-06-30
CIPHER HOLDING CORP
filed 2005-08-22
CIK 1047540

U. S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

(Mark One)

(x) Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________.

Commission File Number: 000-29449

IMAGIN MOLECULAR CORPORATION
(Formerly Known As)

Cipher Holding Corporation
(Name of small business in its charter)

Delaware	13-4099008
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

3801 N. Washington St. Oak Brook, IL 60523
(Address of Principal executive Offices including Zip Code)

(630) 371-5583

(Registrant's Telephone Number)

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of Common Stock outstanding at August 02, 2005: 49,430,311 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
Form 10-Qsb - Quarter Ended June 30, 2005

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:
Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

Statements of Operations for the six Months ended June 30, 2005 and 2004, and Three Months ended June 30, 2005 and 2004 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

Notes to Financial Statements

Item 2.	Management's Discussion and Analysis

Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of June 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited statements of operations for the six months ended June 30, 2005 and 2004 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

ASSETS

Cash	$4,834	$1,625

Total current assets	4,834	1,625

Other assets

Convertible notes receivable	1,304,000	--

Total Assets	$1,308,844	$1,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$33,252	$21,196
Notes payable to shareholders’	250,974	225,974
Notes payable - Other	180,000	130,000
Interest payable	45,879	33,279

Total current liabilities	510,105	410,449

Commitments and contingencies Stockholders' (Deficit):

Preferred Stock, 5,000,000 share Authorized, no shares issued and Outstanding	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized and 49,430,311 and 19,205,311 shares issued and outstanding, on June 30, 2005 and December 31, 2004.	49,631	19,206
Additional paid-in capital	1,625,602	342,233
(Deficit) accumulated during the development stage	(876,494)	(770,263)

Total Stockholders' (Deficit)	798,739	(408,824)

Total Liabilities and Stockholders' (Deficit)	$1,308,844	$1,625

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
For The Six Month Period Ended June 30, 2005 And 2004 And
The Period From September 13, 2002 (Inception) To June 30, 2005

			Inception
			September 13,
	June 30,	June 30,	2002 to June 30,
	2005	2004	2005

Revenues:	$2,145	$350	$4,813

Operating expenses:
Professional fees	79,957	88,925	604,487
Research and development	--	--	11,400
Marketing, general, and administrative	15,819	10,596	124,028

Total operating expenses	95,776	99,521	739,915

Operating loss	(93,631)	(99,171)	(735,102)

Other (expenses):
Interest expense	(12,600)	(6,760)	(141,392)

Total other expenses	(12,000)	(6,760)	(141,392)

Net loss	(106,231)	(105,931)	(876,494)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net loss	$(106,231)	$(105,931)	$(876,494)
Per share amounts:
Loss per share	(0.005)	(0.005)	(0.05)

Weighted average common shares	23,972,256	18,262,259	17,676,605

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
For The Three Month Period Ended June 30, 2005 And 2004

	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)

Revenues:	$625	$180

Operating expenses:
Professional fees	36,073	77,125
Marketing, general, and administrative	12,341	5,507

Total operating expenses	48,414	82,632

Operating loss	(47,789)	(82,452)

Other (expenses)
Interest expense	(6,387)	(2,020)

Total other expenses	(6,387)	(2,020)

Net income(loss)	(54,176)	(84,472)

Provision for income taxes:
Tax benefit of loss carryforward	--	--

Net income (loss)	$(57,176)	$ (84,472)

Per share amounts:
Loss per share	(0.002)	(0.004)

Weighted average common shares	23,972,256	18,878,478

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Cash Flows
For The Six Month Period Ended June 30, 2005 And 2004 And
The Period From September 13, 2002 (Inception) To June 30, 2005

	Six months ended		September 13,
	June 30,	June 30,	2002 to June 30,
	2005	2004	2005

Cash Flows From Operating Activities:
Net (loss)	$(106,231)	$(105,931)	$(876,494)

Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	1,569	--	1,569

Changes in operating current assets and liabilities:
Interest expense- beneficial conversion	--	--	95,514
Accounts payable	12,047	(1,455)	33,243
Interest payable	12,599	2,876	45,878

Net cash (used) by operating activities	(80,016)	(104,510)	(700,290)

Cash Flows From Financing Activities:
Notes payable shareholders’	25,000	32,643	327,825
Issuance of notes	50,000	5,000	103,148
Issuance of common stock	--	--	123,470
Additional paid in capital	8,225	67,124	150,681

Net cash flows provided by (used in) Financing activities	83,225	104,767	705,124

Net increase in cash	3,209	257	4,834
Cash at beginning of period	1,625	230	--

Cash at end of period	$4,834	$487	$4,834

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows
For The Six Month Period Ended June 30, 2005 And 2004 And
The Period From September 13, 2002 (Inception) To June 30, 2005
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

On June 29, 2005, we purchased Positron Corp. convertible promissory notes from Imagin Molecular Corp. for 30,000,000 restricted shares valued at $1,304,000. The value was determined by the actual cash paid by Imagin for the notes.

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and notes thereto included in its Form 10-KSB for the fiscal year ended December 31, 2004. Results of operations for the interim periods are not indicative of annual results.

On May 23, 2005 our Board of Directors and shareholders holdings approximately 60.1% of the Company’s issued and outstanding and common stock par value $.001 per share (the “Common Stock”) approved a Securities Exchange Agreement (the “Exchange” between our wholly-owned subsidiary Positron Acquisition Corp., a Nevada corporation (“PAC”) and Imagin Diagnostic Centres, Inc., a Canadian corporation (“IDC”). Pursuant to the terms of the Exchange, we issued 30,000,000 shares (the “Exchange Shares”) of our common stock, par value $.001 per share (the “Common Stock”) in exchange for convertible promissory notes made by Positron Corporation, a publicly owned Texas corporation (“Positron”) (the “Positron Notes”). The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock which convert, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share (the “Conversion Shares”).

In accordance with the terms of the Exchange and the issuance of the Exchange Shares to IDC, IDC became the controlling shareholder of the Company being the beneficial owner of 30,000,000 of the 49,430,311 issued and outstanding shares of Common Stock upon consummation of the Exchange on June 29, 2005.

Accordingly, our Board of Directors subsequently resolved to change our principal operations from multimedia encryption technology to positron emission tomography and medical imaging.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION (continued)

SUMMARY OF THE EXCHANGE

Under the terms of the Securities Exchange Agreement (the “Agreement”), we have exchanged 30,000,000 newly-issued shares of our Common Stock for the Positron Notes and shares. Positron is a publicly owned Texas corporation which designs, manufactures and markets medical imaging devices utilizing Positron Emission Tomography (“PET”) technology. PET technology permits the measurement of the biological processes of organs and tissues and produces anatomical and structural issues. PET systems are used by physicians in the diagnosis and management of heart disease and certain other neurological and oncological illnesses. A copy of the Securities Exchange Agreement is attached to our Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2005.

The Conversion Shares, when issued will represent approximately 60.6% of the issued and outstanding shares of Positron Common Stock. We intend to retain the Positron Notes and shares as an asset and we do not have any present intentions to distribute the Positron Notes or the Conversion Shares underlying the Positron Notes as a dividend to our stockholders. While we will be a potential controlling shareholder of Positron, notwithstanding the appointment or election of officers and directors of our choosing, we will not directly control Positron’s ongoing management nor be involved in its day-to-day operations.

NOTE 2. BUSINESS ORGANIZATION

Imagin Molecular Corporation (Imagin) (FKA) Cipher Holding Corporation ("Cipher"), a development stage company, was originally incorporated under the laws of the State of Colorado on September 19, 1997 under the name Buffalo Capital VI, Ltd. We commenced our operations upon incorporation and has been in the development stage since then and have had very little revenue.

Cipher Holding Corporation was a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

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

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 2. BUSINESS ORGANIZATION (continued)

As a result of the reverse merger agreement, Cipher acquired voting control of Momentum on August 19, 2003 and became Momentum's majority shareholder.

Also on August 19, 2003, Anthony R. Russo and Danny L. Pixler resigned as the sole officers and directors of the Company. Patrick Rooney was elected as the Company's President and Chairman of the Board of Directors and Corey Conn was elected as the Company's Chief Financial Officer, Secretary and Director.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $879,622 as of June 30, 2005. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the period ended June 30, 2005 and June 30, 2004 and from inception, September 13, 2002 to June 30, 2005, the financial statements only include the transactions of Cipher Holding Corporation and not that of Momentum Holdings Corp.

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

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
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

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
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

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
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

NOTE 3. IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE

On June 29, 2005 we purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000 below is a brief history of those notes. On May 26, 2004 and June 17, 2004, Positron Corporation (PC) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of PC on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the PC’s common stock. These notes are collateralized by all of the assets of PC. As of June 30, 2005, principal of $700,000 has been advanced and remains outstanding related to these notes. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Articles of Incorporation which must be approved by PC’s shareholders. PC has agreed to seek such approval.

In a second stage of the financing IDC agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of PC’s common stock. As of June 30, 2005, principal of $1,208,500 has been advanced related to these notes. On June 30, 2005, IDC converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the PC’s common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to PC’s Articles of Incorporation which must be approved by the shareholders. PC has agreed to seek such approval. We did not purchase the notes($575,000) that were converted on June 30, 2005 for 23,000,000 shares of Positron.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 3. IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE (Continued)

The agreements with IDC provided for a $200,000 transaction fee payable to IDC upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IDC also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes payable to IDC at June 30, 2005. The Company allocated the proceeds received from this convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The notes payable to IDC contain an unamortized discount balance of approximately $29,000 at June 30, 2005. The discount of the debt is to be amortized over the term of the notes payable.

NOTE 4. NOTES PAYABLE

Notes Payable Other

Imagin Molecular Corporation (FKA) Cipher in consideration for the purchase of the shares of Momentum paid the sellers $150,000 and issued two promissory notes in the amounts of $60,000 and $65,000. The $60,000 and $65,000 notes bear 9% interest and are payable within 30 and 120 days, respectively. The notes are secured by the personal guarantees of Mr. Patrick Rooney a principal shareholder and officer of the Company. These notes were repaid in April 2004.

Related Party Transaction

On December 28, 2004, the Registrant modified and amended a promissory note made by Cipher in favor of John Rooney, brother of the Registrant’s President and Chairman, in the principal amount of $130,000. Pursuant to the terms of the amended note, we accepted the obligation for the payment of the note for the release of the obligation of Cipher to repay principal and interest. The due date of the note was extended to December 31, 2006, with interest at the rate of 10%. The note was amended to be convertible into 138,867 shares of our common stock.

On December 29, 2004, John Rooney transferred the right to convert 800,000 shares underlying the amended note to Solaris Opportunity Fund, L.P. (“Solaris”) in satisfaction of unpaid obligations to Solaris in the aggregate amount of $30,000. The Registrant’s President and Chairman, Patrick Rooney, is the President of the general partner of Solaris.

Notes Payable Shareholder

1. Our principal shareholder loaned $150,000 to Cipher to provide for a part of the acquisition cost of Momentum. The unsecured note is a demand note and is payable no later than December 31, 2004. The interest on the note is the prime rate. Since, the shareholder has loaned the corporation an additional $23,000.

2. The principal shareholder has advanced funds to finance our working capital requirements. The advances are made against a demand note that is payable by December 31, 2004 interest on the amounts advanced is computed at prime rate. The note may be converted to common stock at a rate of $0.01 per share.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

Item 2. Management's Discussion And Analysis Or Plan Of Operation

For the Six Months ended June 30, 2005 and 2004

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002 and have had no substantial revenues to date.

Total operating expenses for 2Q5, 2Q4 and from inception were $95,776, $99,521 and $739,915, respectively. Of the operating expenses professional fees were $79,957 (83%), $88,925 (89%) and $604,487 (81%), respectively. Marketing, general and administrative expenses were $15,819 (16%), $10,596 (11%) and $124,028 (17%), respectively. There were no research and development costs for 2Q5, 2Q4 and $11,400 from inception to June 30, 2005, respectively.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 31% of our total loss of $876,494, from inception. The total loss from inception to June 30, 2005 was $876,494.

Financial Condition

We have no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $80,016, $104,510, and $700,290, 2Q5, 2Q4 and from inception on September 13, 2002, respectively. We also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $130,000 and $285,725, respectively.

On June 30, 2005, we had a net working capital deficiency of $505,271 and total stockholders' equity of $798,739.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

Item 2. Management's Discussion And Analysis Or Plan Of Operation (continued)

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results. Future Plans Our Digital Rights Management technology allows publishers and distributors to mass distribute, full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVD's, PC disk drives, and Internet download. Once received, the consumer has the ability to view a trailer of the video or demo the software before the decision to purchase and unlock the full product for immediate use on PC. The purchase and delivery transactions are immediate and facilitated through our transaction processing service. Our technology protects publisher's content from copyright infringement. This delivery of secure content enables publishers and distributors to gain exposure through mass distribution, create and immediately fulfill demand for digital product. We develop unique and cost effective distribution campaigns for software and video content publishers. We enable publisher's exposure and delivery to the end consumer on a massive scale. Utilizing our technology and services, publishers produce multimedia CD's that introduce, promote and sell digital content for immediate use on customer's PC. Publishers can also offer an additional up sell opportunity to customers by offering an additional feature on the unused portion of their own DVD's that can be purchased and immediately used by the consumer on their PC. Our distribution solution focus is the development of campaigns that assist our clients with greater reach and increased sales of products. Our services benefit the following; major and independent film studios, software publishers, monthly magazine and catalog companies, retail stores, Internet retailers, computer manufacturers, Internet Service Providers and digital content direct marketing companies. These companies represent substantial distribution opportunities of CD's, DVD's, PC hard drives and Internet downloads per year.

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

For the Three Months Ended June 30, 2005 and 2004

The Company had total operating expenses of $48,414 for the three months ended June 30, 2005 as compared to $82,632 for the same period in 2004.

Professional fees accounted for $36,073 of operating expense in 2Q5 as compared to $77,125 in 2Q4.

Our total operating losses were $54,176 in 2Q5 as compared to $84,472 in 2Q4.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

Item 3. Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2005 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions and timely reporting regarding required disclosure.

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

As set forth within the Company’s Definitive Information Statement filed with the Securities and Exchange Commission on June 8, 2005, a majority of the Company’s Shareholders, upon written consent, approved the exchange with IDC, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Imagin Molecular Corporation and adopted the Company’s Amended By-Laws.

ITEM 5. Other Information

Related Party

Patrick G. Rooney, Chairman of the Board of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney was appointed to the Board of Directors of Positron Corporation in connection with the financing with IDC.

Registration of Director and Principal Officer

On August 19, 2005, Patrick G. Rooney, the Company’s Chairman, President and Chief Executive officer resigned from these positions. The position of chairman was filled upon unanimous consent of the Board of directors by Neil Sy, who will also serve as the Company’s President and Chief Financial Officer. Corey Conn, a Director of the Company, vacated the position of Chief Financial officer and was elected to serve as the Company’s Chief Executive Officer.

Neil Sy, 37, Chairman, Chief Financial officer. Mr. Sy is engaged in capital raising ventures including consumer medicine and real estate properties in Chicago, Illinois and Las Vegas, Nevada. Prior thereto and from 1997 to 2003, Mr. Sy was a member of the Chicago Board Options Exchange as a market maker. Prior thereto, and from 1992 to 1997, Mr. Sy worked on the Chicago Board Options Exchange as a trade manager. Mr. Sy received a Bachelor’s Degree in Business Administration from Southern Illinois University.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 and 31.2 - Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1 and 32.2 - Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K filed with the Commission on April 20, 2005 reporting the execution of the Share Exchange Agreement with Imagin Diagnostic Centres, Inc.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 22, 2005.

Cipher Holding Corporation

By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board, President

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 22, 2005.

Cipher Holding Corporation

By: /s/ Neil Sy

Neil Sy
Chairman of the Board, President