Form 10KSB/A
period 2003-12-31
CIPHER HOLDING CORP
filed 2005-10-19
CIK 1047540

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

Quarter End	Low Bid	High Bid

December 31, 2003	$ 1.01	$ 1.70
September 30, 2003	0.10	1.01
June 30, 2003	0.10	1.01
March 3l, 2003	.016	0.20

December 31, 2002	$ 0.15	$ 1.01
September 30, 2002	0.25	1.50
June 30, 2002	0.11	1.05
March 3l, 2002	0.04	0.32

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002. We have had no revenues in 2003 and 2002. Our total operating expenses were $376,041 in 2003 as compared to $112,627 from inception to December 31, 2002. Professional fees were $323,504 and accounted for 86% of the total operating expenses, in 2003, as compared to $80,911 or 72% of the operating expenses from inception to December 31, 2002. Substantial portion of professional fees were for consulting regarding the company services and finances. Management fees for 2003 and 2002 were $39,000 and $25,000 respectively. The management fees accounted for 74% and 79% of general and administrative expenses in 2003 and 2002, respectively.

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

Financial Condition

The Company had no revenues or operating cash inflows since inception of operations. The net cash used by operations were $134,585, 112,627, and 247,212, for 2003, 2002, and from inception on September 13, 2002 to December 31, 2003. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows were convertible notes payable from shareholder and additional paid in capital in the amounts of $24,642 and $110,000 in 2003. In 2002 we raised the funds necessary to pay the operating expenses through issuance of shares of common stock for $112,400. The notes payable to shareholder and common stock issued provided us with $25,042 and $112,400, from inception to December 31, 2003.

On December 31, 2003, we had net working capital deficiency and total stockholders' deficit of $308,550.

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

Bloom & Co., LLP
Hempstead, New York

March 30, 2004, Except for Note 2, as to which the date is January 3, 2005.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

Cash	$230	$173

Total Current Assets	230	173

Total Assets	$230	$173

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$1,455	$--
Loans payable - shareholders'	--	400
Notes payable to shareholders'	177,825	--
Notes payable - Other	125,000	--
Interest Payable	4,500	--

Total Current Liabilities	308,780	400

Commitments and contingencies
Stockholders'(Deficit)(Restated- Note 2):

Preferred Stock, 5,000,000 share Authorized, no shares issued and Outstanding

Common stock, $0.001 par value; 95,000,000 shares authorized and 17,652,811and 8,135,928 shares issued and outstanding, on December 31, 2003 and 2002, respectively.	17,653	8,136
Additional paid-in capital	254,514	104,264
(Deficit) accumulated during the development stage (Restated, Note 2)	(580,717)	(112,627)

Total Stockholders' (Deficit)	(308,550)	(227)

Total Liabilities and Stockholders' (Deficit)	$230	$173

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003

Inception	Year ended December 31,		September 13, 2002 to December 31, 2003

	2003	2002

Revenues:	$--	$--	$--

Operating expenses:
Professional fees	323,504	80,991	404,495
Marketing, general, and administrative	52,537	31,636	84,173
	376,041	112,627	488,668

Operating loss	(376,041)	(112,627)	(488,668)

Other expenses
Interest expense	(92,049)	--	(92,049)

Total other expenses	(92,049)	--	(92,049)

Net income(Loss)(Restated, Note 2)	(468,090)	(112,627)	(580,717)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net income(Loss)(Restated, Note 2)	$(468,090)	$(112,627)	$(580,717)

Per share amounts:
Loss per share	(0.03)	(0.01)	--

Weighted average common Shares	15,271,949	8,135,928	11,760,053

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003

			September 13, 2002 to December 31, 2003
	Year ended December 31,

	2003	2002

Cash Flows From Operating Activities:
Net (loss) (Restated, Note 2)	$(468,090)	$(112,627)	$(580,717)

Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Stock issued for services	240,000	--	240,000
Interest expense
Beneficial conversion	84,767	--	84,767
Changes in operating current assets and Liabilities
Accounts payable	1,455	--	1,455
Interest payable - Included loan to shareholder	2,783	--	2,783
Interest payable to Brentwood	4,500	--	4,500

Net Cash (Used) by Operating Activities	(134,585)	(112,627)	(247,212)

Cash Flows From Financing Activities:
Notes payable convertible	24,642	400	25,042
Additional paid in capital	110,000	--	110,000
Issuance of common stock	--	112,400	112,400

Cash Flows Provided by Financing Activities	134,642	112,800	247,442

Net increase in cash	57	173	230
Cash at beginning of period	173	--	--

Cash at end of period	$230	$173	$230

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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO DECEMBER 31, 2003

			Additional
	Number of	Common	Paid in
	Shares	Stock	Capital	Deficit	Total
2002
September 13, 2002
Issuance of Cipher shares for cash	$8,135,928	$8,136	$104,264	--	$112,400
Net loss	--	--	--	(112,627)	(112,627)

December 31, 2002	8,135,928	8,136	104,264	(112,627)	(227)

2003
Shares issued for cash	7,816,872	7,817	102,183	--	110,000
Payment to Momentum Shareholders			(275,000)	--	(275,000)
Recapitalization	500,011	500	(500)	--	--
shares issued services	1,200,000	1,200	238,800	--	240,000
Beneficial effect	--	--	84,767	--	84,767
Net loss	--	--	--	(468,090)	(468,090)

Total	$17,652,811	$17,653	$254,514	$(580,717)	(308,550)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the year ended December 31, 2003 and the period from August 19, 2003, the time of reverse merger, to the end of 2003, the consolidated financial statements include the transactions of Cipher Holding Corporation and the transactions of Momentum Holding Corp. . For the period September 13, 2002 to August 18, 2003, the financial statements include only the accounts of Cipher Holding Corporation Inc. All Intercompany transactions have been eliminated.

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

New Accounting Pronouncements

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables, " which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21did not have a material impact on the Company's results of operations or financial position. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003.

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

The restatement did not change the total stockholders' equity. The net loss, accumulated deficit, and additional paid in capital were each reduced by $275,000. The net loss per share before and after restatement are as follows:

From Inception to
December 31, 2003
Net loss per share
After Restatement	$ 0.03
Before restatement	0.04

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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. COMMITMENT AND CONTINGENCIES

Disposition of Productions (Continued)

2001 Liabilities of Productions to government and third parties:

Accounts payable and accrued expenses	$542,633
Accrued payroll taxes and related expenses	900,000
Notes payable	835,638
2,278,271

Liabilities of Productions to related parties and minority interest:

Notes payable-- related parties	290,569
Minority interest	86,054
376,623
Total Productions liabilities
2,654,894

Assets of Productions - Cash	17,163

Loan receivable-- related party	23,000

Total Productions assets	40,163

Productions liabilities in excess of assets	2,614,731

Liabilities of the Company assumed by the Trust	300,000

Total Liabilities Removed from the Company at December 31, 2001	$2,914,731

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

2002	2022	$ (112,627)	$ 45,000
2003	2023	(468,090)	187,000
		$ (580,717)	232,000
Valuation allowance			(232,000)

Net tax assets			$ --

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

We used Black-Scholes Model to compute the beneficial effect of the conversion feature and recorded interest expense and additional paid in capital of $84,767.

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

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Position	Year	Salary(1)

Anthony R. Russo,CEO (1)	2001	--
	2002	--
	2003	--

Danny L. Pixler,	2001	--
Chief Financial Officer (1)	2002	--
	2003	--

Patrick Rooney	2002	26,000
CEO	2003	39,000

Corey Conn	2002	--
Chief Financial Officer	2003	--

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

(b) Security Ownership of Management. The following information is furnished as of December 31, 2003, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address	Amount and Nature
of Beneficial Owner	of Beneficial Ownership	Percentage of Class

Patrick Rooney-CEO	8,352,800	47.1%
3801 N Washington St.
Oak Brook, IL 60523

All Officers and Directors as	8,352,800	47.1%
a Group of two persons

EQUITY COMPENSATION PLAN INFORMATION

NUMBER OF SECURITIES TO	WEIGHTED AVERAGE
BE ISSUED UPON EXERCISE	EXERCISE PRICE OF
OF OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS
WARRANTS, AND RIGHTS(b)	WARRANTS,AND RIGHTS(b)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

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

ITEM 14. CONTROLS AND PROCEDURES(Continued)

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

Item 15. Principal Accounting Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2003 and 2002 by Bloom & Co., LLP, and our auditors:

	2003	2002
Audit Fees (1)	$13,000	$12,000
Non-Audit Fees:

Audit Related Fees(2)	--	--
Tax Fees(3)	500	500
All other Fees(4)	--	--

Total Fees paid to Auditor	$13,500	$12,500

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