Form 10QSB/A
period 2004-03-31
CIPHER HOLDING CORP
filed 2005-10-19
CIK 1047540

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

CIPHER HOLDING CORPORATION
FORM 10-QSB - QUARTER ENDED MARCH 31, 2004

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Restated Financial Statements
Balance Sheets at March 31, 2004 and December 31, 2003
Statements of Operations for the Three Months ended
March 31, 2004, and Three Months ended March 31, 2003
Statement of Shareholders' Equity (Deficiency) for the Period
January 1, 2002 through March 31, 2004
Statements of Cash Flows for the Three Months Ended
March 31, 2004, and March 31, 2003
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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2004	2003
	(UNAUDITED)	AUDITED

ASSETS

Cash	$313	$230

Total Current Assets	313	$230

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$--	$1,455
Notes payable to shareholders'	197,948	177,825
Notes payable - Other	125,000	125,000
Interest Payable	7,374	4,500

Total Current Liabilities	330,322	308,780

Commitments and contingencies Stockholders' (Deficit):

Preferred Stock, 5,000,000 share Authorized, no shares issued and Outstanding

Common stock, $0.001 par value; 95,000,000 shares authorized and 17,652,811shares issued and outstanding, on March 31, 2004 and December 31, 2003.	17,653	17,653

Additional paid-in capital (restated, Note 2)	254,514	254,514

(Deficit) accumulated during the development stage	(602,176)	(580,717)

Total Stockholders' (Deficit) restated, Note 2)	(330,009)	(308,550)

Total Liabilities and Stockholders' (Deficit)	$313	$230

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2004

			Inception
			September 19,
			2002 to
	March 31,	March 31,	March 31,
	2004	2003	2004

Revenues:	$170	$--	$170

Total revenues	170	--	170

Operating expenses:
Professional fees	11,800	65,590	416,295
Marketing, general, and administrative	5,088	43,497	89,262

Total operating expenses	16,888	109,087	505,557

Other expenses
Interest expense	(4,741)	--	(96,789)

Total other expenses	(4,741)	--	(96,789)

Net income(Loss)	(21,459)	(109,087)	(602,176)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net income (Loss)	$(21,459)	$(109,087)	$(602,176)

Per share amounts:
Loss per share	(0.00)	(0.01)	--

Weighted average common Shares	17,652,811	8,135,928	14,278,788

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2004

			Inception
			September 19,
	Three months ended		2002 to
	March 31,	March 31,	March 31,
	2004	2003	2004

Cash Flows From Operating Activities:
Net (loss)(Restated, Note 2)	$(21,459)	$(109,087)	$ (602,176)

Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Shares issued for services	--	--	240,000
Changes in operating current assets and Liabilities
Interest expense-beneficial effect	--	--	84,767
Interest payable	--	--	4,500
Accounts payable	(1,455)	--	--
Interest payable-loan to shareholder	2,874	--	5,657

Net Cash (Used) by Operating Activities	(20,040)	(109,087)	(267,252)

Cash Flows From Financing Activities:

Payment to shareholders of Momentum Holding	--	--	--
Loan payable to shareholders'	--	973	--
Notes payable convertible	20,123	--	45,165
Issuance of common stock	--	110,000	222,400

Cash Flows Provided by Financing Activities	20,123	110,973	267,565

Net increase in cash	83	1,886	313

Cash at beginning of period	230	173	--

Cash at end of period	$313	$2,059	$313

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

NOTE 2. BUSINESS ORGANIZATION

Cipher Holding Corporation ("Cipher", "the Company"), a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. We commenced our operations upon incorporation and has been in the development stage since then and have had very little revenue.

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

From Inception to
December 31,
2003

Net loss per share
After Restatement	$0.03
Before restatement	0.04

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

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 35% of our total loss of $21,459, from inception. The total loss from inception to March 31, 2004 was $602,176.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $20,040, 109,087, and 267,252, 1Q04, 1Q03 and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(Continued)

The principal source of cash inflows since inception was notes payable to a Shareholder of $20,123.

On March 31, 2004, we had net working capital deficiency and total stockholders' deficit of $330,009.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on October 19, 2005.

Cipher Holding Corporation

By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board President