Form 10QSB/A
period 2004-06-30
CIPHER HOLDING CORP
filed 2005-10-19
CIK 1047540

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
Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003 (Audited)
Statements of Operations for the six Months ended June 30, 2004 and 2003, and Three Months ended June 30, 2004 and 2003 (Unaudited)
Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)
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

EXPLANATORY NOTE

This Form 10-QSB/A amends and restates the original Form 10-QSB, which was filed with the Securities and Exchange Commission on, August 23, 2004 including the restatement of the Company's financial statements for the six ended June 30, 2004 and from inception on September 13, 2002 to June 30, 2004. See Note (2) to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)	(AUDITED)

ASSETS

Cash	$487	$230

Total Current Assets	487	230

Total Assets	$487	$230

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$--	$1,455
Notes payable to shareholders'	210,469	177,825
Notes payable - Other	130,000	125,000
Interest Payable	7,374	4,500

Total Current Liabilities	347,843	308,780

Commitments and contingencies Stockholders' (Deficit):

Preferred Stock, 5,000,000 share Authorized, no shares issued and Outstanding	--	--

Common stock, $0.001 par value; 95,000,000 shares authorized and 18,995,311 and 17,652,811 shares issued and outstanding, on June 30, 2004 and December 31, 2003.	18,995	17,653
Additional paid-in capital	437,822	254,514
(Deficit) accumulated during the development stage (restated)	(804,173)	(580,717)

Total Stockholders' (Deficit)	(347,356)	(308,550)

Total Liabilities and Stockholders' (Deficit)	$487	$230

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004

			Inception
			September 13,
			2002 to
	June 30,	June 30,	June 30,
	2004	2003	2004

Revenues:	$350	$--	$350

Total revenues	350	--	350

Operating expenses:
Professional fees	206,450	69,910	610,944
Marketing, general, and administrative	10,596	45,614	94,769
Total operating expenses	217,046	115,524	705,713

Operating loss	(216,696)	(115,524)	(705,363)

Other expenses
Interest expense	(6,760)	--	(98,810)

Total other expenses	(6,760)	--	(98,810)

Net income(Loss)	(223,456)	(115,524)	(804,173)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net income(Loss) (restated)	$(223,456)	$(115,524)	$(804,173)

Per share amounts:
Loss per share	(0.01)	(0.02)

Weighted average common Shares	18,878,478	8,135,928

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004 AND 2003

	June 30,	June 30,
	2004	2003

Revenues:	$181	$--

Total revenues

Operating expenses:
Professional fees	194,650	4,320
Marketing, general, and administrative	5,507	2,117

Total operating expenses	200,157	6,437

Operating loss	(199,976)	(6,437)

Other expenses
Interest expense	(2,021)	--

Total other expenses	(2,021)	--

Net income(Loss)	(201,997)	(6,437)

Provision for income taxes:
Tax benefit of loss carryforward	--	--

Net income(Loss)	$(201,997)	$(6,437)

Per share amounts:
Loss per share	(0.01)	(0.00)

Weighted average common Shares	18,878,478	18,878,478

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO JUNE 30, 2004

			Inception
	Six months ended		September 13,
	June 30,	June 30,	June 30,
	2004	2003	2004

Cash Flows From Operating Activities:
Net (loss)	$(223,456)	$(115,524)	$(804,173)

Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Shares issued for services	184,650	--	424,650
Changes in operating current assets and liabilities
Interest expense-beneficial conversion	--	--	84,767
Accounts payable	(1,455)	--	--
Interest payable -loan to shareholder	3,887	--	6,670
Interest payable to Brentwood	2,874	--	7,374

Net Cash (Used) by Operating Activities	(33,500)	(115,524)	(280,712)

Cash Flows From Financing Activities:
Notes payable convertible	--	6,223	--

Payment of notes	(125,000)	--	(125,000)
Issuance of notes	130,000	--	130,000
Issuance of shares	--	--	112,400
Loans payable-related party	28,757	--	53,799
Additional paid in capital	--	110,000	110,000

Net Cash Flows Provided by (Used in)
Financing Activities (restated)	33,757	116,223	281,199

Net increase in cash	257	699	487
Cash at beginning of period	230	173	--

Cash at end of period	$487	$872	$487

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

NOTE 2. BUSINESS ORGANIZATION

Cipher Holding Corporation("Cipher", "the Company"), a development stage company, was incorporated under the laws of the State of Illinois on September 13, 2002. We commenced our operations upon incorporation and has been in the development stage since then and have had very little revenue.

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

Restatement of financial statements

The Company adopted recapitalization accounting for the reverse merger and restated the financial statements and eliminated the recognition and immediate write off of $275,000 of goodwill. The additional paid in capital decreased by $275,000 for the liabilities incurred to acquire Momentum Holding Corporation. The net loss, accumulated deficit, and additional paid in capital were each reduced by $275,000.

During the six months ended June 30, 2004, the Company had issued 1,342,500 restricted shares of common stock for consulting services. The shares were valued at $67,125. The Company used the Black Scholes model and recomputed the fair value of the restricted shares at $184,650. As a result of the adjustment, the company's professional fees, net loss, and additional paid in capital increased by $117,525.

The restatements did not change the total stockholders' equity. The net loss per share before and after restatements are as follows:

Net loss per share for the Six months ended June 30,

	2004	2003
After Restatement	$0.1	$0.02
Before Restatement	$0.01	0.02

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

Total operating expenses for 2Q4, 2Q3 and from inception were $217,046, $115,524 and $705,713, respectively. Of the operating expenses professional fees were $206,450 (95%), $69,910 (61%) and $610,944 (87%), respectively. Marketing, general and administrative expenses were $10,596 (9%), $45,614 (21%) and $94,769 (13%), respectively. There were no research and development costs from inception to June 30, 2004.

We restated our financial statements and reclassified the amount of $275,000, previously recorded and written off as goodwill from the acquisition of the shares of Momentum, as a reduction in the additional paid in capital.

During the six months ended June 30, 2004, the Company had issued 1,342,500 restricted shares of common stock for consulting services. The shares were valued at $67,125. The Company used the Black Scholes model and recomputed the fair value of the restricted shares at $184,650. As a result of the adjustment, the company's professional fees, net loss, and additional paid in capital increased by $117,525. The restatements did not change the total stockholders' equity.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(Continued)

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 35% of our total loss of $223,456, from inception. The total loss from inception to June 30, 2004 was $804,173.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $33,500, $115,524, and $280,712, 2Q4, 2Q3 and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were the issuance of the notes payable to a shareholder in the amounts of $130,000.

On June 30, 2004, we had a net working capital deficiency and total stockholders' deficit of $347,356, each.

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

For the Three Months Ended June 30, 2004 and 2003

The Company had total operating expenses of $200,157 for the three months ended June 30, 2004 as compared to $6,437 for the same period in 2003.

Professional fees accounted for $194,650 of operating expense in 2Q4 as compared to $4,320 in 2Q3.

Our total operating losses were $201,997 in 2Q4 as compared to $6,437 in 2Q3.

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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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