Form 10QSB/A
period 2004-09-30
CIPHER HOLDING CORP
filed 2005-10-19
CIK 1047540

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
Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003 (Audited)
Statements of Operations for the Nine Months ended September 30, 2004 and 2003 and Inception September 13, 2002 to September 30, 2004 (Unaudited)
Statements of Operations for the Three Months ended September 30, 2004 and 2003 (Unaudited)
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

EXPLANATORY NOTE

This Form 10-QSB/A amends and restates the original Form 10-QSB, which was filed with the Securities and Exchange Commission on, November 15, 2004 including the restatement of the Company's financial statements for the nine ended September 30, 2004 and from inception on September 13, 2002 to September 30, 2004. See Note (2) to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)	(AUDITED)

ASSETS

Cash	$625	$230

Total Current Assets	625	230

Total Assets	$625	$230

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$899	$1,455
Notes payable to shareholders'	225,055	177,825
Notes payable - Other	130,000	125,000
Interest Payable	10,195	4,500

Total Current Liabilities	366,149	308,780

Commitments and contingencies Stockholders' (Deficit):

Preferred Stock, 5,000,000 share Authorized, no shares issued and Outstanding	--	--

Common stock, $0.001 par value; 95,000,000 shares authorized and 18,995,311 and 17,652,811 shares issued and outstanding, on September 30, 2004 and December 31, 2003	18,995	17,653
Additional paid-in capital	437,822	254,514
(Deficit) accumulated during the development stage (Restated, Note 2)	(822,341)	(580,717)
Total Stockholders' (Deficit)	(365,524)	(308,550)

Total Liabilities and Stockholders' (Deficit)	$625	$230

(1) Derived from audited financial statements at December 31, 2003.

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

			Inception
			September 13,
			2002 to
	September 30	September 30	September 30
	2004	2003	2004

Revenues	$1,421	$--	$1,421

Operating expenses:
Professional fees	213,825	80,004	618,321
Marketing, general, and administrative	16,226	47,080	100,400

Total operating expenses	230,051	127,084	718,721

Operating loss	(228,630)	(127,084)	(717,300)

Other expenses:
Interest expense	(12,994)	--	(105,041)

Total other expenses	(12,994)	--	(105,041)

Net income(Loss)(restated, Note 2)	(241,624)	(127,084)	(822,341)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net income(Loss)	$(241,624)	$(127,084)	$(822,341)

Per share amounts:
Loss per share	(0.01)	(0.01)

Weighted average common Shares	18,995,311	14,849,108

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	September 30,	September 30,
	2004	2003

Revenues:	$1,071	$--

Operating expenses:
Professional fees	7,375	10,094
Marketing, general, and administrative	5,630	1,466

Total operating expenses	13,005	11,560

Operating loss	(11,934)	(11,560)

Other expenses:
Interest expense	(6,234)	--

Net income(Loss)	(18,168)	(11,560)

Provision for income taxes:
Tax benefit of loss carryforward	--	--

Net income(Loss)	$ (18,168)	$(11,560)

Per share amounts:
Loss per share	(0.002)	(.001)

Weighted average common Shares	18,995,311	16,452,811

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)

			Inception
			September 13,
	Nine months ended		2002 TO
	September 30,	September 30,	September 13,
	2004	2003	2004

Cash Flows From Operating Activities:
Net (loss)(restated, Note 2)	$(241,624)	$(127,084)	$ (822,341)

Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Shares issued for services	184,650	--	424,650
Changes in operating current assets and liabilities
Interest expense-beneficial effect	--	--	84,767
Interest payable	12,993	--	20,276
Accounts payable	(556)	--	899

Net Cash (Used) by Operating Activities	(44,537)	(127,084)	(291,749)

Cash Flows From Financing Activities:
Loans payable - related party	39,932	17,124	64,974
Payment of notes	(125,000)	--	(125,000)
Issuance of notes payable	130,000	--	130,000
Issuance of shares	--	--	112,400
Additional paid in capital	--	110,000	110,000

Net Cash Flows Provided by (Used in) Financing Activities	44,932	127,124	292,374

Net increase in cash	395	40	625

Cash at beginning of period	230	173	--

Cash at end of period	$625	$213	$625

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

The restatements did not change the total stockholders' equity. The net loss per share before and after restatements are as follows:

Net loss per share
Nine Months Ended September 30,

	2004	2003
After Restatement	$0.01	$0.04
Before Restatement	$0.01	0.06

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

Total operating expenses for the nine months ended September 30, 2004 and 2003, and from inception on September 13, 2002, were $230,051, $127,084 and $718,721, respectively. Of the operating expenses professional fees were $213,825(93%), $80,004 (63%) and $618,321 (86%), respectively. Marketing, general and administrative expenses were $16,226 (0.07%), $47,080 (37%) and $100,400 (14%), respectively. There were no research and development costs from inception to September 30, 2004.

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

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000. Our total loss was $241,624. The total loss from inception to September 30, 2004 was $822,341.

Financial Condition

The Company had no substantial revenues or operating cash inflows since inception of operations. The net cash used by operations were $44,537, $127,084, and $291,749, for the nine months ended September 30, 2004 and 2003, and from inception on September 13, 2002, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows were issuance of notes payable to a shareholder in the amounts of $130,000.

On September 30, 2004, we had a net working capital deficiency and total stockholders' deficit of $365,524.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results. Future Plans Our Digital Rights Management technology allows publishers and distributors to mass distribute, full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVD's, PC disk drives, and Internet download. Once received, the consumer has the ability to view a trailer of the video or demo the software before the decision to purchase and unlock the full product for immediate use on PC. The purchase and delivery transactions are immediate and facilitated though our transaction processing service. Our technology protects publisher's content from copyright infringement. This delivery of secure content enables publishers and distributors to gain exposure through mass distribution, create and immediately fulfill demand for digital product. We develop unique and cost effective distribution campaigns for software and video content publishers. We enable publisher's exposure and delivery to the end consumer on a massive scale. Utilizing our technology and services, publishers produce multimedia CD's that introduce, promote and sell digital content for immediate use on customer's PC Publishers can also offer an additional up sell opportunity to customers by offering an additional feature on the unused portion of their own DVD's that can be purchased and immediately used by the consumer on their PC. Our distribution solution focus is the development of campaigns that assist our clients with greater reach and increased sales of products. Our services benefit the following; major and independent film studios, software publishers, monthly magazine and catalog companies, retail stores, Internet retailers, computer manufacturers, Internet Service Providers and digital content direct marketing companies. These companies represent substantial distribution opportunities of CD's, DVD's, PC hard drives and Internet downloads per year.

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