Form 10KSB/A
period 2004-12-31
CIPHER HOLDING CORP
filed 2005-10-19
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10KSB/A

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
Year Ended December 31, 2004	High Bid	Low Bid

Fourth Quarter	.53	.28
Third Quarter	.80	.44
Second Quarter	1.23	.60
First Quarter	2.00	.31

Year Ended December 31, 2003

Fourth Quarter	1.70	1.01
Third Quarter	1.01	.10
Second Quarter	1.01	.10
First Quarter	.20	.16

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002. We had no revenues in 2003 and $2,688 in 2004. Our total operating expenses were $295,795 in 2004 as compared to $376,041 in 2003, a decrease of $80,246 or 21%. Professional fees were $237,569 and accounted for 80% of the total operating expenses, in 2004, as compared to $323,504 or 86% of the operating expenses in 2003. A substantial portion of professional fees were for consulting regarding the company services and finances.

The total operating, professional, and general and administrative expenses were $295,795, $376,041, and $784,463, from inception to December 31, 2004.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. In 2004, the total net loss was $329,871. Our loss for 2003 was $468,090. The total loss from inception to December 31, 2004 was $910,588.

We restated our financial statements and reclassified the amount of $275,000, previously recorded and written off as goodwill from the acquisition of the shares of Momentum, as a reduction in the additional paid in capital.

During 2004, the Company had issued 1,552,500 restricted shares of common stock for consulting services. The shares were valued at $78,726. As explained in the note 5, the Company used the Black Scholes model and recomputed and restated the fair value of the restricted shares at $218,850. As a result of the adjustment, the company’s professional fees, net loss, and additional paid in capital increased by $140,324.

The Registrant did not conduct any research and development activities in the fiscal year ended December 31, 2004.

FINANCIAL CONDITION

The Company had revenues of $2,688 for 2004. The net cash used in operations were $54,535 and $134,585 for 2004 and 2003, respectively. The Company also expended $150,000 for the acquisition of Momentum Holding Corp in 2003.

The principal source of cash inflows were issuance of notes payable in the amount of $130,000 in 2004. In 2003, we raised the funds necessary to pay the operating expenses through issuance of shares of common stock for $110,000. The loans payable to the shareholders of $50,930 and $24,642 and common stock issued for services of $218,850 and $240,000 in 2004 and 2003, respectively were used to pay operating expenses.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on October 17, 2005.

Cipher Holding Corporation

By: /s/ Patrick Rooney
Patrick Rooney
Chairman of the Board, President

BLOOM & CO., LLP. 50 CLINTON STREET, SUITE 502. HEMPSTEAD. NEW YORK 11550	TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

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

As more fully described in Notes 1 and 5 to the financial statements of the Company, Momentum Holdings Corporation entered a reverse merger with Cipher Multimedia, Inc. on August 19, 2003. The financial statements represent the financial conditions and results of operations of the successor company. The financial statements for the year ended December 31, 2004, were restated to reflect the additional cost of shares issued for services.

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

/s/Bloom & Co., LLP
Hempstead, New York

April 15, 2005, Except for Note 2, as to which the date is October 12, 2005.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS
Cash	$1,625	$230

Total Current Assets	1,625	230

Total Assets
	$1,625	$230

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$21,196	$1,455
Notes payable to shareholders'	225,974	177,825
Notes payable - Other	130,000	125,000
Interest Payable	33,279	4,500

Total Current Liabilities	410,449	308,780

Commitments and contingencies
Stockholders' (Deficit)(Restated- Note 2):

Preferred Stock, 5,000,000 share
Authorized, no shares issued and
Outstanding

Common stock, $0.001 par value;
95,000,000 shares authorized and 19,205,311
and 17,652,811 shares sued and outstanding, on
December 31, 2004 and 2003, respectively.	19,206	17,653
Additional paid-in capital	482,558	254,514
(Deficit) accumulated during
The development stage (2003 Restated, Note 2)	(910,588)	(580,717)

Total Stockholders' (Deficit)	(408,824)	(308,550)

Total Liabilities and Stockholders' (Deficit)	$1,625	$230

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2003 (INCEPTION) TO DECEMBER 31, 2004

			Inception
	Year ended	Year ended	September 13,
	December	December	2002 to
	31,	31,	December 31,
	2004	2003	2004

Revenues:	$2,668	$--	$2,668

Operating expenses:
Professional fees	237,569	323,504	642,064
Research and Development	34,200	--	34,200
Selling, general and administrative	24,026	52,537	108,199

Total operating expenses	295,795	376,041	784,463

Operating loss	(293,127)	(376,041)	(781,795)

Other expenses:
Interest expense	(36,744)	(92,049)	(128,793)

Total other expenses	(36,744)	(92,049)	(128,793)

Net income(Loss) (2003 Restated, Note 2)	(329,871)	(468,090)	(910,588)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net income(Loss) (2003 Restated, Note 2)	$(329,871)	$(468,090)	$ (910,588)

Per share amounts:
Loss per share	(.02)	( .03)	--

Weighted average common Shares	18,720,975	15,271,949	15,859,690

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2003 (INCEPTION) TO DECEMBER 31, 2004

			Inception
			September 13,
	Year ended	Year ended	2002 to
	December 31,	December 31,	December 31,
	2004	2003	2004
Cash Flows From Operating Activities:
Net (loss) (2003 Restated, Note 2)	$(329,871)	$(468,090)	$(910,588)

Adjustments to Reconcile Net (Loss)
to Net Cash provided (Used) by Operating
Activities:
Shares issued for services	218,850	240,000	458,850
Interest expense -
Beneficial conversion	10,746	84,767	95,513
Changes in operating current assets and
Liabilities
Accounts payable	19,742	1,455	21,197
Interest payable	--	4,500
Interest payable - loan to shareholder	25,998	2,783	33,281

Net Cash Provided (Used) by Operating
Activities	(54,535)	(134,585)	(301,747)

Cash Flows From Financing Activities:
Activities
Additional paid in capital		110,000	110,000
Issuance of shares			112,400
Payment of notes payable	(125,000)		(125,000)
Issuance of notes payable	130,000		130,000
Notes payable shareholders'	50,930	24,642	75,972
Cash Flows (Used) Provided by Financing Activities	55,930	134,642	303,372

Net increase in cash	1,395	57
Cash at beginning of period	230	173	--

Cash at end of period	$1,625	$230	$1,625

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
THE PERIOD FROM SEPTEMBER 13, 2003 (INCEPTION) TO DECEMBER 31, 2004

	Number of	Common	Additional paid
	Shares	Stock	in Capital	Deficit	Total

Shares issued for cash	8,135,928	$8,136	$104,264	--	$112,400
Net loss	--	--	--	(112,627)	(112,627)

December 31, 2002	8,135,928	8,136	104,264	(112,627)	(227)
Shares issued for cash	7,816,872	7,817	102,183	--	110,000
Payment to Momentum
Shareholders			(275,000)		(275,000)
Recapitalization	500,011	500	(500)	--	--
Shares issued for services	1,200,000	1,200	238,800	--	240,000
Beneficial effect	--	--	84,767	--	84,767
Net loss				(468,090)	(468,090)

December 31, 2003	17,652,811	17,653	254,514	(580,717)	(308,550)
Shares issued for services	1,552,500	1,553	217,297	--	218,850
Beneficial effect	--	--	10,747	--	10,747
Net loss	--	--	--	(329,871)	(329,871)

December 31, 2004	19,205,311	$ 19,206	$ 482,558	$(910,588)	$ (408,824)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the year ended December 31, 2004 and for the period from August 19, 2003, the time of reverse merger, to the end of 2004, the consolidated financial statements include the transactions of Cipher Multimedia, Inc. (subsidiary) and the transactions of Momentum Holding Corp. (parent). For the period September 13, 2002 to August 19,2003, the financial statements include only the accounts of Cipher Multimedia Inc. All Intercompany transactions have been eliminated.

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

During 2004, the Company had issued 1,552,500 restricted shares of common stock for consulting services. The shares were valued at $78,726. As explained in the note 5, the Company used the Black Scholes model and recomputed the fair value of the restricted shares at $218,850. As a result of the adjustment, the company’s professional fees, net loss, and additional paid in capital increased by $140,324.

The restatements did not change the total stockholders’ equity. The net loss per share before and after restatements are as follows:

Net loss per share	Year ended	Year ended
	December 31	December 31,
	2004	2003
After Restatement	$ 0.2	$ 0.03
Before Restatement	$ 0.01	0.03

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

2002	2022	$(112,627)	$39,000
2003	2023	(468,090)	164,000
2004	2024	(189,546)	66,000

		$(770,263)	$269,000

Valuation allowance			(269,000)
Net tax assets			$ --

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

Issuance of Common Stock

During 2004, the Company issued 1,552,500 restricted shares of common stock for consulting services. The shares were valued at $218,850. Restrictions regarding the required holding period of the shares issued for services affect the fair value. The discount from the market price of the common stock, at the time when the shares are issued was determined using the Black Scholes model. The discount was derived from the cost of hedging the value of the stock during its period of restriction. The market price of the shares issued for services varied from $.85 to $1.06. The amount of discount, from the market prices were estimated as the cost per share of buying a put option with a strike price equal to the market price of the stock on the grant date, and a term equivalent to the restriction period of two years and expected volatility of 300%, at the date of issue. The discounted prices of shares ranged from $.10 to $.14.

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

Restrictions regarding the required holding period of the convertible shares affect the fair value of the conversion feature. The discount from the $.28 market price of the common stock, at the time when the conversion right was granted to the holder of the $130,000 note was determined using the Black Scholes model. The discount was derived from the cost of hedging the value of the stock during its period of restriction. The amount of discount, approximately $.18, is the cost per share of buying a put option with a strike price equal to the $.28 market price of the stock on, the grant date, and a term equivalent to the restriction period of two years and expected volatility of 150%. With the contracted conversion price of $.093, the beneficial effect convertibility of the note to 1,386,667 shares of common stock was estimated at $10,746, at the date of conversion right contract.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on October 17, 2005.

Cipher Multimedia, Inc.

By: /s/ Patrick Rooney
Patrick Rooney
Chairman of the Board /President

By:/s/ Corey Conn
Corey Conn
Chief Financial Officer

Board
/s/Patrick Rooney
Patrick Rooney