Form 10QSB/A
period 2005-03-31
CIPHER HOLDING CORP
filed 2005-10-19
CIK 1047540

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
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
FORM 10-QSB/A - QUARTER ENDED MARCH 31, 2005

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

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)	(AUDITED)

ASSETS

Cash	$612	$1,625

Total Current Assets	612	1,625

Total Assets	$612	$1,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Accounts payable	$47,025	$21,196
Notes payable to shareholders’	236,974	225,974
Notes payable - Other	130,000	130,000
Interest payable	39,491	33,279

Total Current Liabilities	453,490	410,449

Commitments and contingencies stockholders’ (Deficit):

Preferred stock, 5,000,000 share authorized, no shares issued and outstanding

Common stock, $0.001 par value; 95,000,000 shares authorized and 19,405,311 shares issued and outstanding, on March 31, 2005 and 19,205,311 December 31, 2004, respectively.	19,406	19,206

Additional paid-in capital (restated, Note 2)	490,359	482,558
(Deficit) accumulated during the development stage	(962,643)	(910,588)

Total Stockholders' (Deficit) restated, Note 2)	(452,878)	(408,824)

Total Liabilities and Stockholders' (Deficit)	$612	$1,625

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2005

			Inception
			September 13, 2002 to
	March 31,	March 31,	March 31, 2005
	2005	2004
Revenues:

Total revenues	$1,520	$170	$4,188

Operating expenses:
Professional fees	43,884	11,800	568,423
Research and Development	--	--	11,400
Marketing, general, and administrative	3,478	5,088	111,677

Total operating expenses	47,362	16,888	691,500

Operating loss	(45,842)	(16,718)	(687,312)
Other expenses:
Interest expense	(6,212)	(4,741)	(135,005)

Total other expenses	(6,212)	(4,741)	(135,005)

Net income (Loss)	$(52,054)	$(21,459)	$(822,317)

Per share amounts:
Loss per share	(.002)	( .000)	--

Weighted average common Shares	18,722,619	17,652,811	15,860,336

The accompanying notes are an integral part of the financial statements.

CIPHER HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004 AND
THE PERIOD FROM SEPTEMBER 13, 2002 (INCEPTION) TO MARCH 31, 2005

			Inception
			September 13,
Three months ended			2002 to
	March 31,	March 31,	March 31,
	2005	2004	2005

Cash Flows From Operating Activities:
Net (loss)	$(52,054)	$ (21,459)	$(822,317)

Adjustments to Reconcile Net (Loss)
to Net Cash (Used) by Operating Activities:
Shares issued for services	--	--	--
Changes in operating current assets and Liabilities
Interest expense-beneficial conversion	--	--	95,513
Shares issued for services	8,000	--	326,526
Accounts payable	25,830	(1,455)	47,026
Interest payable	--	--	4,500
Interest payable	6,211	2,874	37,774

Net Cash (Used) by Operating Activities	(12,013)	(20,040)	(310,978)

Cash Flows From Financing Activities:

Loan payable	11,000	--	(114,000)
Notes payable shareholders'	--	20,123	155,042
Issuance of common stock	--	--	112,400
Others	--	--	48,148
Additional paid-in-capital	--	--	110,000

Cash Flows Provided by Financing Activities	11,000	20,123	311,590

Net increase (Decrease) in cash	(1,013)	83	612

Cash at beginning of period	1,625	230	--

Cash at end of period	$612	$313	$612

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

The restatement did not change the total stockholders’ equity.

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

Total operating expenses for March 31, 2005 and 2004 and from inception were $47,362, $16,888 and $691,500 respectively. Of the operating expenses professional fees were $43,884 (93%), $11,800 (70%) and $568,423 (82%), respectively. Marketing, general and administrative expenses were $3,478 (7%), $5,088 (30%) and $,111,677 (16%), respectively. There were $11,400 (2%) research and development costs from inception to March 31, 2005.

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

During 2004, the Company had issued 1,552,500 restricted shares of common stock for consulting services. The shares were valued at $78,726. As explained in the note 5, the Company used the Black Scholes model and recomputed and restated the fair value of the restricted shares at $218,850. As a result of the adjustment, the company’s professional fees, net loss, and additional paid in capital increased by $140,324. The restatement did not change the total stockholders’ equity.
Research and development activities from inception was $11,400.

FINANCIAL CONDITION

The net cash used in operations were $12,013 and $20,040 for the first quarter of 2005 and 2004, respectively.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oak Brook, State of Illinois on October 19, 2005.

Cipher Holding Corporation

By: /s/ Patrick Rooney

Patrick Rooney
Chairman of the Board and President