Form 10QSB/A
period 2005-06-30
CIPHER HOLDING CORP
filed 2005-10-21
CIK 1047540

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

Shares of Common Stock outstanding at August 2, 2005: 49,430,311 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation

FORM 10-QSB/A - QUARTER ENDED JUNE 30, 2005

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

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS

Cash	$4,844	$1,625

Total Current Assets	4,844	1,625

Convertible notes receivable	$1,304,000	$—

Total Assets	$1,308,844	$1,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$33,252	$21,196
Notes payable to shareholders’	250,974	225,974
Notes payable - Other	180,000	130,000
Interest payable	45,879	33,279

Total Current Liabilities	510,105	410,449

Commitments and contingencies stockholders’ (Deficit):

Preferred stock, 5,000,000 share authorized, no shares issued and outstanding	—	—

Common stock, $0.001 par value; 95,000,000 shares authorized and 49,430,311 and 19,205,311 shares issued and outstanding, on June 30, 2005 and December 31, 2004.	49,631	19,206

Additional paid-in capital	1,765,927	482,558
(Deficit) accumulated during the development stage	(1,016,819)	(910,588

Total Stockholders' (Deficit)	(798,739)	(408,824

Total Liabilities and Stockholders' (Deficit)	$1,308,844	$1,625

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
For The Three Month Period Ended June 30, 2005 And 2004

	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Revenues:	$625	$181

Operating expenses:
Professional fees	36,073	194,650
Marketing, general, and administrative	12,341	5,507

Total operating expenses	48,414	200,157

Operating loss	(47,789)	(199,976)

Other expenses:
Interest expense	(6,387)	(2,021)
Total Other expenses:	(6,387)	(2,021)

Net income (loss)	(54,176)	(201,997)

Provision for income taxes:
Tax benefit of loss carryforward	—	—

Net income (loss)	$ (54,176)	$(201,997)

Per share amounts:
Loss per share	(0.002)	(0.01)

Weighted average common shares	23,972,256	18,878,478

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Cash Flows
For The Six Month Period Ended June 30, 2005 And 2004 And
The Period From September 13, 2002 (Inception) To June 30, 2005

	Six months ended		September 13,
			2002 to
	June 30,	June 30,	June 30,
	2005	2004	2005

Cash Flows From Operating Activities:
Net (loss)	$(106,231)	$ (223,456)	$(1,016,819)

Adjustments to Reconcile Net (Loss)
to Net Cash (Used) by Operating Activities:
Shares issued for services	9,794	184,650	468,644
Changes in operating current assets and Liabilities
Interest expense-beneficial conversion	—	—	95,514
Shares issued for services	—	3,887	—
Accounts payable	12,057	(1,455)	33,253

Interest payable	12,599	2,876	45,880

Net Cash (Used) by Operating Activities	(71,781)	(33,500)	(373,528)

Cash Flows From Financing Activities:

Notes payable shareholders'	25,000	—	100,97255,042
Payment of notes	—	(125,000)	(125,000))
Issuance of notes	50,000	130,000	180,000
Issuance of common stock	—	—	112,400
Loans payable - related party	—	28,757	—
Additional paid-in-capital	—	—	110,000

Net cash flows provided by (used in) Financing activities	75,000	33,757	378,372

Net increase in cash	3,219	257	4,844

Cash at beginning of period	1,625	230	—

Cash at end of period	$4,844	$487	$4,844

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
New Accounting Pronouncements (continued)

required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restatement of financial statements

During 2004, the Company had issued 1,552,500 restricted shares of common stock for consulting services. The shares were valued at $78,726. As explained in the note 5, the Company used the Black Scholes model and recomputed and restated the fair value of the restricted shares at 218,850. As a result of the adjustment, the company’s professional fees and net loss increased by $140,324. The restatements did not change the total stockholders’ equity.

NOTE 4. IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE

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

NOTE 4. IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE(Continued)

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

NOTE 5. NOTES PAYABLE

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

NOTE 5. NOTES PAYABLE (Continued)

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

Total operating expenses for 2Q5, 2Q4 and from inception were $95,776, $217,046 and $880,240, respectively. Of the operating expenses professional fees were $79,957 (83%), $206,450 (95%) and $722,012 (82%), respectively. Marketing, general and administrative expenses were $15,819 (17%), $10,596 (.05%) and $124,028 (14%), respectively. There were no research and development costs for 2Q5, 2Q4 and $34,200 from inception to June 30, 2005, respectively.

During 2004, the Company had issued 1,552,500 restricted shares of common stock for consulting services. The shares were valued at $78,726. The Company used the Black Scholes model and recomputed and restated the fair value of the restricted shares at $218,850. As a result of the adjustment, the company’s professional fees and net loss increased by $140,324. The restatements did not change the total stockholders’ equity.

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 2.59% of our total loss of $106,231, from inception. The total loss from inception to June 30, 2005 was $1,016,819.

Financial Condition

We have no substantial revenues or operating cash inflows since inception of operations. The net cash used in operations were $71,781, $33,500, and $373,528, 2Q5, 2Q4 and from inception on September 13, 2002, respectively. We also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $25,000 and $50,000, respectively.

On June 30, 2005, we had a net working capital and total stockholders' equity of $798,739.

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
(A Development Stage Company)
Notes To Consolidated Financial Statements

Item 2. Management's Discussion And Analysis Or Plan Of Operation (continued)

For the Three Months Ended June 30, 2005 and 2004

The Company had total operating expenses of $48,414 for the three months ended June 30, 2005 as compared to $200,157 for the same period in 2004.

Professional fees accounted for $36,073 of operating expense in 2Q5 as compared to $194,650 in 2Q4.

Our total operating losses were $54,176 in 2Q5 as compared to $201,997 in 2Q4.

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