Form 10QSB
period 2005-09-30
CIPHER HOLDING CORP
filed 2005-11-21
CIK 1047540

U. S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

(Mark One)

(x) Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2005

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

Shares of Common Stock outstanding at November 14, 2005: 49,430,311 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
Form 10-QSB - Quarter Ended September 30, 2005

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:
Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

Statements of Operations for the Nine Months ended September 30, 2005 and 2004, and Three Months ended September 30, 2005 and 2004 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Notes to Financial Statements

Item 2.	Management's Discussion and Analysis

Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of September 30, 2005, the audited balance sheet at December 31, 2004, and the unaudited statements of operations for the nine months ended September 30, 2005 and 2004 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

ASSETS

Cash	$297	$1,625

Total current assets	297	1,625

Other assets:

Convertible notes receivable	1,304,000	--

Total Assets	$1,304,297	$1,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$49,897	$21,196
Notes payable to shareholders’	254,974	225,974
Notes payable - Other	180,000	130,000
Interest payable	52,316	33,279

Total current liabilities	537,187	410,449

Commitments and contingencies Stockholders' (Deficit):

Preferred Stock, 5,000,000 shares authorized, no shares issued and Outstanding	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized and 49,430,311 and 19,205,311 shares issued and outstanding, on September 30, 2005 and December 31, 2004.	49,630	19,206
Additional paid-in capital	1,765,927	482,558
(Deficit) accumulated during the development stage	(1,048,447)	(910,588)

Total Stockholders' (Deficit)	767,110	(408,824)

Total Liabilities and Stockholders' (Deficit)	$1,304,297	$1,625

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
For The Nine Month Period Ended September 30, 2005 And 2004 And
The Period From September 13, 2002 (Inception) To September 30, 2005

			Inception
			September 13,
	September 30,	September 30,	2002 to September 30,
	2005	2004	2005

Revenues:	$2,765	$1,421	$5,433

Operating expenses:
Professional fees	102,602	213,825	744,656
Research and development	--	--	34,200
Marketing, general, and administrative	18,985	16,226	127,195

Total operating expenses	121,587	230,051	906,051

Operating loss	(118,822)	(228,630)	(900,618)

Other (expenses):
Interest expense	(19,037)	(12,994)	(147,829)

Total other expenses	(19,037)	(12,994)	(147,829)

Net loss	(137,859)	(241,624)	(1,048,447)

Provision for income taxes:
Tax benefit of loss carryforward	--	--	--

Net loss	$(137,859)	$(241,624)	$(1,048,447)
Per share amounts:
Loss per share	(0.01)	(0.01)	--

Weighted average common shares	24,834,260	18,995,311	31,616,749

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
For The Three Month Period Ended September 30, 2005 And 2004

	September 30, 2005	September 30, 2004
	(Unaudited)	(Unaudited)

Revenues:	$620	$1,071

Operating expenses:
Professional fees	22,644	7,375
Marketing, general, and administrative	3,167	5,630

Total operating expenses	25,811	13,005

Operating loss	(25,191)	(11,934)

Other (expenses)
Interest expense	(6,437)	(6,234)

Total other expenses	(6,437)	(6,234)

Net income(loss)	(31,628)	(18,168)

Provision for income taxes:
Tax benefit of loss carryforward	--	--

Net income (loss)	$(31,628)	$ (18,168)

Per share amounts:
Loss per share	(0.002)	(0.02)

Weighted average common shares	23,972,256	18,995,311

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Cash Flows
For The Nine Month Period Ended September 30, 2005 And 2004 And
The Period From September 13, 2002 (Inception) To September 30, 2005
	Nine months ended		September 13,
	September 30,	September 30,	2002 to September 30,
	2005	2004	2005
Cash Flows From Operating Activities:
Net (loss)	$(137,859)	$(241,624)	$(1,048,447)

Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	9,793	184,650	468,643

Changes in operating current assets and liabilities:
Interest expense- beneficial conversion	--	--	95,513
Interest payable - loan to shareholder	--	--	--
Accounts payable	28,701	(556)	49,898
Interest payable	19,037	12,993	52,318

Net cash (used) by operating activities	(80,328)	(44,537)	(382,075)

Cash Flows From Financing Activities:
Notes payable shareholders’	29,000	--	104,972
Payment of notes	--	(125,000)	(125,000)
Issuance of notes	50,000	130,000	180,000
Issuance of common stock	--	--	112,400
Loans payable - related party	--	39,932	--
Additional paid in capital	--	--	110,000

Net cash flows provided by (used in) Financing activities	79,000	44,932	382,372

Net increase in cash	(1,328)	395	297
Cash at beginning of period	1,625	230	--

Cash at end of period	$297	$625	$297

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows
For The Nine Month Period Ended September 30, 2005 And 2004 And
The Period From September 13, 2002 (Inception) To September 30, 2005
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

On April 5, 2005, the Company issued 100,000 shares of common stock, par value .001 to a consultant for services performed.

On June 23, 2005, the Company issued 125,000 shares of common stock, par value .001 to a consultant for services performed.

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
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 2. BUSINESS ORGANIZATION

Imagin Molecular Corporation (Imagin) (FKA) Cipher Holding Corporation ("Cipher"), a development stage company, was originally incorporated under the laws of the State of Colorado on September 19, 1997 under the name Buffalo Capital VI, Ltd. We commenced our operations upon incorporation and has been in the development stage since then and have had very little revenue. Our principal line of business is emission tomography and medical imaging and related services.

Cipher‘s wholly-owned subsidiary, Cipher Multimedia, Inc. is a digital distribution solution and marketing company that secures and provides access to digital content through proprietary encoding, encryption and authorization technology.

Reverse Merger with Momentum Holdings Corporation

On August 19, 2003, Momentum Holdings Corporation, Midwest Merger Management, LLC, a Kentucky limited liability Company and Brentwood Capital Corp., a New York Corporation consummated a Stock Purchase Agreement with Cipher Multimedia, Inc., a privately-owned, Illinois corporation. Pursuant to the terms of the Agreement, Cipher Multimedia, Inc. purchased an aggregate of 1,900,000 shares of the 2,100,011 issued and outstanding shares of Momentum Holdings Corporation. The purchase price of the shares was $275,000. Cipher Multimedia, Corp. delivered the sum of $150,000 by wire transfer and executed two promissory notes in the amounts of $60,000 due on September 6, 2003 and $65,000 due on December 5, 2003. These notes were paid in April 2004.

Also, under the terms of the exchange agreement, Momentum exchanged 14,052,800 newly-issued shares of common stock for all of the issued and outstanding shares of common stock of Cipher Multimedia, Corp. After the exchange the number of issued and outstanding shares of Momentum Holdings Corporation increased to 16,152,811 shares.

As a result of the reverse merger agreement, Cipher Multimedia, Inc. acquired voting control of Momentum Holdings Corporation on August 19, 2003 and became Momentum's majority shareholder.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 2. BUSINESS ORGANIZATION (Continued)

Positron Acquisition Corp.

On April 19, 2005, we organized a wholly-owned subsidiary company, under the laws of the State of Nevada, called Positron Acquisition Corp ("PAC"). We created PAC to acquire promissory notes made by Positron Corporation, a publicly owned Texas corporation (“Positron”).

On May 23, 2005, as an initial step, we acquired two convertible notes receivable issued by Positron (the “Positron Notes”) to Imagin Diagnostic Centres, Inc., a Canadian Corporation (“IDC”). The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock that are in turn convertible, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share. Consequently, we are potential controlling shareholder of Positron Corporation.

Positron designs, manufactures and markets medical imaging devices utilizing Positron Emission Tomography (“PET”) technology. PET technology permits the measurement of the biological processes of organs and tissues and produces anatomical and structural issues. PET systems are used by physicians in the diagnosis and management of heart disease and certain other neurological and oncological illnesses.

With the acquisition of the Positron Notes we have changed our principal operations from multimedia encryption technology to positron emission tomography and medical imaging and related services.

Acquisition of Positron Corporation Notes Receivable and Issuance and Distribution of New Shares

On May 23, 2005 our Board of Directors and shareholders holding approximately 60.1% of the Company’s issued and outstanding and common stock approved an agreement between PAC and IDC. Pursuant to the terms of the agreement, we issued 30,000,000 shares of our common stock, in exchange for PAC acquiring two convertible promissory notes made by Positron.

IDC became the controlling shareholder of the Company being the beneficial owner of 30,000,000 of the 49,430,311 issued and outstanding shares of Common Stock upon consummation of the Exchange on June 29, 2005. IDC has represented that it will distribute the shares to its equity-holders as a dividend and that it has commenced preparations with our transfer agent to do so. Upon distribution, IDC will no longer be the Company's controlling shareholder.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 2. BUSINESS ORGANIZATION (Continued)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $1,048,447 as of September 30, 2005. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the period ended September 30, 2005 and September 30, 2004 and from inception, September 13, 2002 to September 30, 2005, the financial statements only include the transactions of Cipher Holding Corporation and not that of Momentum Holdings Corp.

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

NOTE 4. IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE

On June 29, 2005 we purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000 below is a brief history of those notes. On May 26, 2004 and June 17, 2004, Positron sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IDC in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Positron’s common stock. These notes are collateralized by all of the assets of Positron. As of June 30, 2005, principal of $700,000 has been advanced and remains outstanding related to these notes. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Articles of Incorporation which must be approved by Positron’s shareholders. A majority of Positron's shareholders approved the amendment on consent on October 21, 2005.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 4. IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE(Continued)

In a second stage of the financing IDC agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of Positron’s common stock. As of September 30, 2005, principal of $1,208,500 has been advanced related to these notes. On June 30, 2005, IDC converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Positron’s common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to Positron’s Articles of Incorporation which must be approved by the shareholders. A majority of Positron's shareholders approved the amendment on consent on October 21, 2005. We did not purchase the notes($575,000) that were converted on June 30, 2005 for 23,000,000 shares of Positron.

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
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 5. NOTES PAYABLE (Continued)

Related Party Transaction

On December 28, 2004, the Registrant modified and amended a promissory note made by Cipher in favor of John Rooney, brother of the Registrant’s former President and Chairman, in the principal amount of $130,000. Pursuant to the terms of the amended note, we accepted the obligation for the payment of the note for the release of the obligation of Cipher to repay principal and interest. The due date of the note was extended to December 31, 2006, with interest at the rate of 10%. The note was amended to be convertible into 138,867 shares of our common stock.

On December 29, 2004, John Rooney transferred the right to convert 800,000 shares underlying the amended note to Solaris Opportunity Fund, L.P. (“Solaris”) in satisfaction of unpaid obligations to Solaris in the aggregate amount of $30,000. The Registrant’s former President and Chairman, Patrick Rooney, is the President of the general partner of Solaris.

Notes Payable Shareholder

1. Patrick Rooney, the Company's former Chairman, President and principal shareholder loaned $150,000 to Cipher to provide for a part of the acquisition cost of Momentum. The unsecured note is a demand note and is payable no later than December 31, 2004. The interest on the note is the prime rate. Since, the shareholder has loaned the corporation an additional $23,000.

2. Mr. Rooney has advanced funds to finance our working capital requirements. The advances are made against a demand note that is payable by December 31, 2004 interest on the amounts advanced is computed at prime rate. The note may be converted to common stock at a rate of $0.01 per share.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

Item 2. Management's Discussion And Analysis Or Plan Of Operation

For the Nine Months ended September 30, 2005 and 2004

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002 and have had no substantial revenues to date.

Total operating expenses for 3Q5, 3Q4 and from inception were $121,587, $230,051 and $906,051, respectively. Of the operating expenses professional fees were $102,602 (84%), $213,825 (93%) and $744,665 (82%), respectively. Marketing, general and administrative expenses were $18,985 (16%), $16,226 (7%) and $127,195 (14%), respectively. There were no research and development costs for 3Q5, 3Q4 and $34,200 from inception to September 30, 2005, respectively.

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

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 2.59% of our total loss of $106,231, from inception. The total loss from inception to September 30, 2005 was $1,048,447.

Financial Condition

We have no substantial revenues or operating cash inflows since inception of operations. The net cash used in operations were $80,328, $44,537, and $382,075, 3Q5, 3Q4 and from inception on September 13, 2002, respectively. We also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal source of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $180,000 and $112,400, respectively.

On September 30, 2005, we had a net working capital of $(536,890) and total stockholders' equity of $767,110.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

Item 2. Management's Discussion And Analysis Or Plan Of Operation (continued)

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results. Future Plans Our Digital Rights Management technology allows publishers and distributors to mass distribute, full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVD's, Positron disk drives, and Internet download. Once received, the consumer has the ability to view a trailer of the video or demo the software before the decision to purchase and unlock the full product for immediate use on Positron. The purchase and delivery transactions are immediate and facilitated through our transaction processing service. Our technology protects publisher's content from copyright infringement. This delivery of secure content enables publishers and distributors to gain exposure through mass distribution, create and immediately fulfill demand for digital product. We develop unique and cost effective distribution campaigns for software and video content publishers. We enable publisher's exposure and delivery to the end consumer on a massive scale. Utilizing our technology and services, publishers produce multimedia CD's that introduce, promote and sell digital content for immediate use on customer's Positron. Publishers can also offer an additional up sell opportunity to customers by offering an additional feature on the unused portion of their own DVD's that can be purchased and immediately used by the consumer on their Positron. Our distribution solution focus is the development of campaigns that assist our clients with greater reach and increased sales of products. Our services benefit the following; major and independent film studios, software publishers, monthly magazine and catalog companies, retail stores, Internet retailers, computer manufacturers, Internet Service Providers and digital content direct marketing companies. These companies represent substantial distribution opportunities of CD's, DVD's, Positron hard drives and Internet downloads per year.

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
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

Item 2. Management's Discussion And Analysis Or Plan Of Operation (continued)

For the Three Months Ended September 30, 2005 and 2004

The Company had total operating expenses of $25,811 for the three months ended September 30, 2005 as compared to $13,005 for the same period in 2004.

Professional fees accounted for $22,644 of operating expense in 3Q5 as compared to $7,375 in 3Q4.

Our total operating losses were $31,628 in 3Q5 as compared to $18,168 in 3Q4.

Item 3. Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2005 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal claims against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered Sales of Equity Securities and Use of Proceeds

(b) There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

(c) There have been no dividends declared.

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

 Item 5. Other Information
Related Party

Patrick G. Rooney, former Chairman of the Board and President of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney was appointed to the Board of Directors of Positron Corporation in connection with the financing with IDC.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 and 31.2 - Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1 and 32.2 - Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K was filed on August 23, 2005 reporting a change in Principal Officers. On July 6, 2005, the Company filed an amendment to the Form 8-K originally filed on August 23, 2005 to include Item 7(c) Exhibits, which includes a Stock Purchase Agreement, promissory notes and financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 21, 2005.

Imagin Molecular Corporation

By: /s/ Neil Sy
Neil Sy
Chief Financial Officer

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 21, 2005.

Imagin Molecular Corporation

By: /s/ Corey Conn

Corey Conn
Chief Executive Officer