Form 10KSB
period 2005-12-31
CIPHER HOLDING CORP
filed 2006-04-18
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10KSB

[x] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:
For the year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-23873

IMAGIN MOLECULAR CORPORATION
(Exact Name of Registrant in its Charter)

Delaware	13-4099008
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

104 W. Chestnut Street, #315, Hinsdale, IL 60521
(Address of principal executive offices   (Zip Code)

(630) 371-5583
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ X ]

Registrant's revenues for its most recent fiscal year: $3,278

Market value of Common stock held by non-affiliates at March 29, 2006: $4,534,009.

Shares of Common Stock outstanding at March 29, 2006: 74,343,579 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [ ]

TABLE OF CONTENTS

Page
PART I

Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services
Signatures
Certifications

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Imagin Molecular Corporation (the “Company” or “Imagin”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of future economic conditions;

•
The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest-rate protection agreements, as well as interest-rate risks;

•
The effects of competition from other financial institutions and financial service providers operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

•	The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Imagin Molecular Corporation a Delaware corporation (“Imagin”, the “Registrant” or the “Company”) refocused its business strategy in April 2005 to concentrate on business opportunities in positron emission tomography (PET) through holdings in strategically related divisions based in the manufacturing of PET devices ownership of PET imaging center and the diagnosis and treatment of cancer, heart and neurological diseases. PET is an advanced medical diagnostic imaging procedure used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. Imagin Nuclear Partners, a New York Corporation (“INP”) and wholly owned subsidiary of Imagin, is an imaging partner through which the Registrant intends to acquire, operate and administer out-patient medical diagnostic imaging centers that utilize PET and PET/CT scanning equipment. Imagin Nuclear Partners specializes in using evidence based bioinformatics specifically positioned in the market to provide the maximal cost effective benefit to their joint venture partner and the community. The Registrant is also the parent of Positron Acquisition Corporation, a Nevada corporation (“PAC”) which is the holder of convertible promissory notes convertible into approximately 70,000,000 shares of common stock of Positron Corporation, a publicly owned Texas Corporation (“Positron”), the manufacturers of certain of the PET Scanners the Company uses in its operations. Imagin Molecular Corporation is also the parent of Cipher Multimedia, Inc. formed in August 2002 as a new media marketing and distribution solution company that provides a Distribution Solution for publishers of digital content.

CORPORATE ORGANIZATION

Imagin Molecular Corporation was incorporated under the laws of the State of Colorado on September 19, 1997 as Buffalo Capital VIII, Ltd. (“Buffalo”). The Company commenced its operations upon incorporation and has been in the development stage since then. On June 21, 2000, the shareholders of Buffalo approved the merger of Buffalo with and into the Registrant. The merger was effected on July 14, 2000. As a result, the corporate domicile and name of Buffalo were changed to Delaware and Momentum Holdings Corporation, respectively, and Productions became a wholly owned subsidiary of Momentum.

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

On April 19, 2005, Imagin formed Positron Acquisition Corp. (“PAC”) a wholly owned subsidiary organized under the laws of the State of Nevada. PAC was created to acquire promissory notes made by Positron Corporation, a publicly owned Texas corporation (“Positron”).

BUSINESS DEVELOPMENT

Through its wholly-owned subsidiary, Imagin Nuclear Partners Corporation, the Company Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to diagnose and treat patients with coronary artery disease and patients who are at risk of developing coronary heart disease. The Company will attempt to establish heart health centers to provide imaging technology for the diagnosis and non-invasive management of coronary artery disease. The Company plans to use PET perfusion imaging and vigorous risk factor modification programs to diagnose and guide the management of patients with coronary artery disease. This program is aimed at the regression of coronary atherosclerosis and stabilization of plaque to prevent the clinical events of myocardial infarction, sudden death and unstable coronary syndromes requiring invasive intervention (PTCA or bypass surgery).

The Company’s methodology differs than that of traditional invasive coronary procedures by health care providers that has not resulted in significant improvement in clinical outcomes for coronary patients, primarily due to what the Company perceives as limitations of the imaging technology currently employed by health care providers and the failure to focus on lifestyle modification programs for coronary patients. The Company believes that the current barriers to entry of Positron Emission Tomography Myocardial Perfusion Imaging (PET MPI) have prevented widespread utilization.

Studies have shown that the utilization of PET imaging technology is a cost-effective approach to the diagnosis of coronary artery disease when compared to the cost of utilizing traditional imaging technology and invasive procedures. The current approximate cost of a PET scanner $1,850,000 continues to prevent wide spread acceptance of the technology. The Company believes that if the technology could be offered at prices equivalent to the less accurate, less expensive, routinely used, diagnostic exam of Single Photon Emission Computed Tomography (SPECT) that the barriers to entry will be significantly reduced leading to an increased utilization.

The Company intends to establish regional heart health centers throughout the United States as freestanding outpatient facilities that will provide the most advanced imaging technology for the diagnosis and non-invasive management of coronary artery disease. An outstanding physician, nursing and technical staff will deliver this unsurpassed level of care. The Company’s key strengths are operational expertise in state-of the art cardiovascular PET imaging technology, effective clinical algorithms for coronary artery disease regression and an experienced management team.

The Company’s operational expertise is based on the pioneering work of K. Lance Gould and Michael E. Merhige on coronary artery disease reversal and prevention through aggressive noninvasive medical management guided objectively in each individual patient by PET. When PET guided results were compared to conventional management using Single Photon Emission Computed Tomography (SPECT), the experience resulted in a 50% reduction in the utilization of angiography and bypass surgery with an associated 25% reduction in treatment costs. Patient outcome analysis demonstrated a 50% reduction in cardiac mortality and a 50% reduction in myocardial infarction or heart attack.(4) This represents a “win-win-win”, for patients, practitioners and health care payers, through decreased utilization of the invasive management of coronary artery disease (CABG and angiography).

PRODUCTS AND SERVICES

The Company intends to market its cardiovascular PET and noninvasive coronary artery disease reversal program to General/Family/Internal Medicine physicians in metropolitan areas within the United States. These physicians are the primary gatekeepers for patients suspected of having coronary artery disease and are responsible 40% of all referrals for nuclear imaging. This referral patterned has steadily increased more than 15% per year over the last 5 years, because of the advent of lipid management programs.

The company anticipates its initial target states are New York, New Jersey, Pennsylvania, Maryland, Florida and Texas where cardiac patient demographics and cardiovascular PET reimbursement are well established.

Cardiovascular PET Perfusion Imaging

The Company believes the therapeutic paradigm is now shifting away from expensive, anatomically driven treatment (e.g., coronary angiography followed by revascularization), toward identification of the vulnerable plaque, with subsequent biological stabilization of the atherosclerotic process, using aggressive lipid lowering medical management. A fundamental question for General/Family/Internal Medicine physicians which manage patients with coronary artery disease is which patients will require invasive intervention and which only require noninvasive but aggressive medical management. In addition those patients on noninvasive therapy we need to know how hard should we push lipid reduction to achieve coronary disease reversal in the individual patient?

PET myocardial perfusion imaging (MPI) can now assist in answering these critical questions for patients, insurers and referring doctors, because of the unique physical advantages of positron imaging power of positron emission tomography. PET's advantages over single photon emission computed tomography (SPECT) nuclear imaging results in an improvement in diagnostic accuracy results that rivals that of the angiogram itself.

Coronary Disease Reversal Program

The Company intends to educate referring physicians about the program and the intensive patient / primary physician relationship necessary for success.

Smoking Cessation - Stopping smoking is an essential step in the reversal program. There are many programs from insurance companies to help the patient quit. INP recommends the prescription of Wellbutrin as well as nicotine patches to expedite tobacco abstinence.

Diet Modification - The diet that we currently recommend is no more than 10% of calories as fat. This includes unrestricted vegetables and protein in the form of skinless chicken, turkey, buffalo meat, venison, fish any and all shellfish. Beef and pork are once a month items. Fruit is appropriate for desert. For over weight patients, carbohydrates sources such as bread, potatoes, rice, pasta, pastry and sweets have to be portion controlled to achieve lean body mass. Once lean mean body mass is achieved, we add back enough of carbohydrates to stay at a static weight.

Exercise Program - The three essential criteria for a successful program of physical activity are (1) to determine individual preferences for the type of exercise, (2) activity for at least thirty to sixty minutes per day for five to six days per week, (3) do something each day even if the required minimum can not be met.

Cholesterol Management - Total cholesterol, through medical management, is controlled down to 110 to 140 achieving levels similar to limiting those populations that simply don’t have coronary disease such as found in Central China and in Central Africa. Our goal is to drive LDL below 90, HDL’s above 45 and triglycerides below 90. Statin drugs are used to accomplish acceptable values. The physician needs to check liver enzymes and the cholesterol profile each month for three months. Dose modifications are necessary to achieve regression due to the individual variability factor. Often combination therapy with two or more lipid agents is necessary.

Patients are instructed to take one aspirin, folic acid 2.4 mg., a B-100 daily, antioxidant vitamins, Vit C. 500 mg. twice a day and Vit E 400 mg.

MARKET ENVIRONMENT

Coronary artery disease (CAD), remains the major cause of death in the U.S., claiming over 650,000 lives annually, which constitutes more than 25% of all deaths in adults over 35 years of age. Approximately twice this number of acute myocardial infarctions occur each year. 60% of acute myocardial infarction and sudden death occur unexpectedly, in previously apparently healthy people, with no antecedent symptoms.

The Company believes that excessive, invasive, cardiological procedures do not result in improved clinical outcomes for patients. The frequency of utilization of coronary arteriography (CATH), coronary artery bypass surgery (CABG) and percutaneous transluminal coronary intervention (PTCI) procedures in the United States has increased annually 50 - 150% with no subsequent improvement in the hard endpoints of coronary death and recurrent MI at one year.

We have learned, while utilization of invasive coronary procedures in the US has exploded over the past few years with no improvement of outcomes, from a large number of well conducted lipid lowering trials, which employed quantitative coronary arteriography, that aggressive noninvasive management of CAD with a very low fat diet and lipid lowering drugs, can reduce acute MI and coronary death by up to 85% or more. Interestingly this remarkable clinical benefit occurs despite only minimal angiographic improvement in coronary lumen diameter. This is because it is the young, mild, plaque which is actively inflamed that is structurally vulnerable, and therefore prone to rupture suddenly, leading to death or an acute coronary syndrome, rather than the older, more severe, structurally stable stenosis, which is typically responsible for chronic stable angina. It is this stable lesion that is usually the stenosis targeted for mechanical intervention.

The management of CAD in the new millennium is undergoing critical reappraisal driven by the need for health care cost containment. The Company’s business plan is to provide a basis for the shift away from expensive, anatomically driven treatment (e.g., coronary angiography followed by revascularization), toward identification of the vulnerable plaque, with subsequent biological stabilization of the atherosclerotic process, using aggressive lipid lowering medical management. Which patients will require invasive vs. aggressive noninvasive management? How hard should we push lipid reduction to achieve coronary disease reversal in the individual patient?

CUSTOMERS

The Company’s primary customers are General/Family/Internal Medicine physicians in Metropolitan areas. A metropolitan population can be defined as having multiple General/Family/Internal Medicine physician offices and a referral population of at least 500,000 patients (The combination of men and women over the age of 45).

IMAGIN NUCLEAR PARTNERS CORPORATION

On November 18, 2005 the Company formed a wholly owned subsidiary, Imagin Nuclear Partners Corporation, a New York corporation (“INP”), to provide Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to diagnose and treat patients with coronary artery disease and patients who are at risk of developing coronary heart disease. Imagin Nuclear Partners Corporation is headquartered in Niagara, New York.

Imagin Nuclear Partners provides imaging technology for the diagnosis and non-invasive management of coronary artery disease. INP has commenced scanning patients at a cardiac center located within Beth Israel Medical Center in New York. Imagin Nuclear Partners executed a sales agreement with Bracco Diagnostics, Inc. to provide rubidium, an essential isotope for cardiac PET scanning. The finalization of INP's operations is subject to the execution of definitive agreements with the center and the consent and approval of Beth Israel.

Relationship with Beth Israel Hospital

In February 2006, Imagin Nuclear Partners purchased a Positron HZL-R Imaging Camera from Positron as well as a CTI Infusion Cart from Bracco Inc. The company will operate a PET center under the name Imagin Nuclear Partners in Beth Israel Hospital. The company plans to exploit their existing relationship with the New York State Department of Health Cardiac Advisory Committee to secure a “pilot program” aimed at demonstrating the cost efficacy of cardiac PET in selected markets on predetermined procedure indications. The company desires to keep the existing relationship with Beth Israel Hospital. Beth Israel provides Imagin Nuclear Partners Corporation a technologist and space in the hospital in exchange for a pre-negotiated volume of Imagin Nuclear Partners Corporation patients.

Sales and Marketing

The Company hopes to establish a “pilot program" with the New York State Department of Health (NYSDOH) Cardiac Advisory Committee aimed at demonstrating the cost efficacy of cardiac PET in selected markets on predetermined procedure indications. The proposed “pilot program” will involve the identification of historical trends in normal angiography followed by an equivocal SPECT or ECHO. Imagin Nuclear Partners will attempt to establish that if PET is more accurate, and patients who typically lead to normal angiography are studied in place of SPECT, that 50 - 75% percent of all angiograms would be eliminated. Imagin Nuclear Partners intends to request the Department of Health to route Medicare and Medicaid patients to the center for a period of two - three years. Medicaid patients are not routinely sought after since reimbursement is traditionally low for services rendered. However, PET imaging typically experiences a high reimbursement rate from Medicaid and a high percentage of patients in New York City rely upon Medicaid as their insurance. Imagin Nuclear Partners will approach physicians who primarily see Medicaid patients to solicit referrals. Medicaid physicians are not routinely solicited for referrals due to the traditional low fees associated. Imagin Nuclear Partners believes that the Medicaid population will result in a significant portion of their monthly volume.
Imagin Nuclear Partners also intends to solicit large self insured companies and present the GM report with real patient data to justify the increased use of PET along with Coronary Disease Reversal.

Government Regulation

The Company’s operations which assess medical imaging and physician referral will be required to adhere to a wide variety of other regulations governing the operation of its business. For example, federal regulations commonly known as the “Stark Laws” impose civil penalties and exclusion from participation in the Medicare program of reimbursement for referrals by physicians for “designated health services” to certain entities with which the referring physician has a financial relationship, if those referrals do not fall within an exception created by law or regulation. “Designated health services” include PET services. Implementing regulations have been issued regarding referrals for clinical laboratory services, but no final implementing regulations have been issued regarding PET services. It is possible that these proposed rules will be found to apply to PET scanners, thereby restricting physician referrals for PET services by an investor-physician or a physician who has a compensation arrangement with Imagin Nuclear Partners.

In addition, several states in which Imagin Nuclear Partners intends to operate have enacted or are considering legislation that restricts physician referral arrangements in a manner similar to the Stark Laws and requires physicians to disclose any financial interest they have with a health care provider to their patients to whom they recommend that provider. Possible sanctions for violating these provisions include loss of medical licensure and civil and criminal sanctions. These state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, Imagin Nuclear Partners expects that these laws will be strictly enforced.

The Company will also be required to comply with other state and federal laws prohibiting the payment or receipt of bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment, commonly referred to as anti-kickback laws. Violation of the anti-kickback laws may result in civil and criminal penalties, loss of medical licensure and exclusion from the Medicare and other federal health care programs to the extent such federal reimbursement program beneficiaries are involved.

Materials

The company obtains PET Scanners used in the operation of its imaging business for Positron Corporation who is the obligor on the Convertible Notes we acquired from Imagin Diagnostic Centers, Inc.

Customers

Customers for our imaging operations will be patients of the medical centers with whom we intend to conduct our business either through joint ventures or equity ownership.

Patents

We do not have any patents or patents pending and rely on the intellectual property rights of Positron Corporation and other third-party suppliers.

CIPHER MULTIMEDIA, INC.

Cipher Multimedia, Inc., an Illinois Corporation (“Cipher”) was formed in August 2002. Cipher is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Cipher’s technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

Cipher’s Digital Rights Management (“DRM”) technology protects or controls access to digital content. Cipher’s technology allows publishers and distributors to distribute full-feature video and/or software in a secure format. Secured digital content is delivered in the form of CD/DVDs, diskettes and Internet download format. The consumer has the ability to view a sample of the video or demonstration of the software before purchasing of the product by unlocking the full product for immediate use on their personal computer. The purchase and delivery transactions are immediate and are facilitated though Cipher’s transaction processing service. Cipher’s technology protects publisher’s content from copyright infringement by restricting access only to authorized purchasers.

Digital Distribution Solution

Cipher helps enable publishers and distributors to mass distribute content in a locked format by creating campaigns that enable publishers, advertisers and distributors to introduce content, promote products, sell and immediately deliver digital content to end users. Locked digital content is delivered in the form of CD, DVD and by Internet download. Additionally, locked content can be included on the unused portion of traditional DVD’s. This system facilitates all aspects of the transaction; from authorizing to unlocking content, transaction processing to fulfillment, and from auditing to distribution of revenue to partners.

Target Markets

Cipher’s intends to market its goods and services to publishers and distributors that mass market and deliver secured full-feature video content through existing channels. Cipher’s target partners include major and independent film studios, monthly magazine and catalog companies, online and retailers, original computer equipment manufacturers, internet service providers and digital content direct marketing companies. Cipher intends to target advertisers and sponsors to promote their products on the content that is delivered.

The Company uses its technology and distribution solution to assist content providers in the distribution of copyrighted content. The content is mass distributed with minimal sales and marketing costs as well as reduced inventory carrying costs. Though difficult to ascertain, the Company believes that it has the only fully integrated digital delivery solution and infrastructure that enables all digital content to be encoded, protected, and delivered in a secure format. Cipher enables content publishers and distributors to participate in the selling of digital product at minimal cost.

Through specific campaigns content providers are able to deliver multiple titles, thus allowing multiple purchase opportunities from one media piece or location.

Technology Overview

Cipher’s software technology enables content to be encoded and encrypted in a secure environment. Cipher locks publisher’s digital content with its technology enabling secure distribution of the content. Currently, Cipher is the only company that secures digital content by creating a unique identification code derived from the components of the client’s personal computer. Using Cipher technology we are able to lock any digital content to the customer’s personal computer. Cipher also adds another layer of security with video content by securing the video to its own proprietary player.

Secured digital content is delivered in the form of CD/DVDs, PC disk drives and Internet download. The purchase and delivery transactions are immediate and are facilitated though Cipher’s transaction processing service.

Cipher’s proprietary transaction authorization system enables copyright owners to be properly compensated on sales of their digital content. For this service, the Company takes a percentage of the sale resulting from the use of its technology. Our format of delivery provides end users with an opportunity not offered in traditional content sales transaction.

Revenue Sources

Cipher earns revenue from several different sources. Each partner and campaign is unique; therefore revenue sources are determined on a campaign by campaign basis.

The revenue sources consist of the following:
•	Revenue sharing with publishers and distributors on sale of digital content
•	Promotional fees from advertisers
•	License fees from publishers and distributors
•	Service fees based on technology provided to deliver product

Competition

The business marketplace of Digital Rights Management and/or direct marketing of digital content is highly competitive both at the national and international levels. As the competition intensifies, entry barriers become increasingly challenging with customers demanding higher technological and design expertise levels.

The Registrant considers all distribution companies direct competitors within the digital distribution marketplace, although believes that it is currently the only company which creates campaigns with publishers and distributors that mass market and deliver secured full-feature video content through existing channels.

POSITRON ACQUISITION CORP.

On April 19, 2005, Imagin formed Positron Acquisition Corp. (“PAC”) a wholly-owned subsidiary organized under the laws of the State of Nevada. PAC was created to acquire promissory notes made by Positron Corporation, a publicly owned Texas corporation (“Positron”).

On May 23, 2005, as an initial step, we acquired two convertible notes receivable issued by Positron (the “Positron Notes”) in favor of IDC. The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock that are in turn convertible, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share. Imagin acquired the Positron Notes in exchange for 30,000,000 newly issued shares of Imagin’s common stock.

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

Following the acquisition of the Positron Notes, the Company has changed our principal operations from multimedia encryption technology to positron emission tomography and medical imaging and related services. STILL DOES THE multimedia encryption technology or more so plans to spin out Cipher

EMPLOYEES

On March 30, 2006, the Company had three full-time and one part-time employees.

ITEM 1A - RISK FACTORS

In addition to the other information included in this Information Statement, you should be aware of the following risk factors in connection with the spin-off and ownership of shares.

We also caution you that this Information Statement contains forward-looking statements. The words "believes," "should be," "anticipates," "plans," "expects," "intends," and "estimates," and similar expressions identify these forward-looking statements. These forward-looking statements are contained principally under the headings "Summary," "Risk Factors," "The Spin-Off," "Financial Statements," "Management's Discussion and Analysis of Operations," "Business," and "Management." Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, our expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed by these forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in our forward-looking statements include the following risk factors:

It Is Difficult to Evaluate Cipher’s Business and Prospects Because it Does Not Have Any Operating History

Although Cipher was formed in August 2002, it has yet to generate any revenue from operations and is still in the development stage. Cipher’s short existence, coupled with its inability to transition out of the development stage, and its lack of working capital, makes it difficult to evaluate Cipher’s current business and prospects or to accurately predict its future revenue or results of operations. Cipher’s revenue and income potential continue to be unproven, and its business model is evolving. Because of the rapidly changing nature of computer software and encryption technology, Cipher may need to modify its business model to adapt to these changes. Accordingly, Cipher is subject to all of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to break into a difficult-to-penetrate and rapidly changing industry segment.

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

The Company’s ability to attract and retain qualified marketing and management personnel is critical to its operations. While management believes it will be able to attract and retain sufficient professional employees to meet its needs, there can be no assurance that management is correct. If the Company is unable to employ the qualified employees needed, then its business would be materially and adversely affected.

Dependence Upon Third Party Relationships

The Company will be dependent on various third parties for their technologies, equipment and related services and even for providing customers to the Company. As a result, the Company's ability to generate revenues may be adversely affected by the failure of these third parties to provide equipment and related services to the Company. In addition, there can be no assurance that the Company will be successful in establishing and maintaining such relationships with those entities on favorable terms.

Risks Associated with Technological Change

The market in which the Registrant will compete is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and e-commerce. Accordingly, the Registrant's future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards. The Registrant's failure to successfully adapt to such changes in a timely manner could have a material adverse effect on Cipher’s business, results of operations and financial condition.

Government Regulation

Laws and regulations directly applicable to the reimbursement by government and private insurance companies will have a material impact on our expected operations. Our ability to obtain payment for services which we extend to patients is directly related to governmental regulation, as well as, the manner in which we are able to obtain business. A change in these regulations may occur in which we are unable to adjust quickly enough in order to obtain payment to fund our operations or materially modify our plan of operations.

ITEM 1A - RISK FACTORS

In addition to the other information included in this Information Statement, you should be aware of the following risk factors in connection with the spin-off and ownership of shares.

We also caution you that this Information Statement contains forward-looking statements. The words "believes," "should be," "anticipates," "plans," "expects," "intends," and "estimates," and similar expressions identify these forward-looking statements. These forward-looking statements are contained principally under the headings "Summary," "Risk Factors," "The Spin-Off," "Financial Statements," "Management's Discussion and Analysis of Operations," "Business," and "Management." Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, our expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed by these forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in our forward-looking statements include the following risk factors:

It Is Difficult to Evaluate Cipher’s Business and Prospects Because it Does Not Have Any Operating History

Although Cipher was formed in August 2002, it has yet to generate any revenue from operations and is still in the development stage. Cipher’s short existence, coupled with its inability to transition out of the development stage, and its lack of working capital, makes it difficult to evaluate Cipher’s current business and prospects or to accurately predict its future revenue or results of operations. Cipher’s revenue and income potential continue to be unproven, and its business model is evolving. Because of the rapidly changing nature of computer software and encryption technology, Cipher may need to modify its business model to adapt to these changes. Accordingly, Cipher is subject to all of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to break into a difficult-to-penetrate and rapidly changing industry segment.

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

The Company’s ability to attract and retain qualified marketing and management personnel is critical to its operations. While management believes it will be able to attract and retain sufficient professional employees to meet its needs, there can be no assurance that management is correct. If the Company is unable to employ the qualified employees needed, then its business would be materially and adversely affected.

Dependence Upon Third Party Relationships

The Company will be dependent on various third parties for their technologies, equipment and related services and even for providing customers to the Company. As a result, the Company's ability to generate revenues may be adversely affected by the failure of these third parties to provide equipment and related services to the Company. In addition, there can be no assurance that the Company will be successful in establishing and maintaining such relationships with those entities on favorable terms.

Risks Associated with Technological Change

The market in which the Registrant will compete is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and e-commerce. Accordingly, the Registrant's future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards. The Registrant's failure to successfully adapt to such changes in a timely manner could have a material adverse effect on Cipher’s business, results of operations and financial condition.

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

Dependence Upon Third Party Relationships

Imagin will be dependent on various third parties PET Scanners for software, technical support and related services. As a result, Imagin’s ability to deliver various services to its potential users may be adversely affected by the failure of these third parties to provide reliable software, equipment and related services to Imagin. In addition, there can be no assurance that Imagin will be successful in establishing and maintaining such relationships with those entities on terms favorable to Imagin.

Risks Associated with Technological Change

The medical imaging market in which Imagin will compete is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and e-commerce. Accordingly, Imagin’s future success will depend on its ability to adapt to rapidly changing technologies and its ability to adapt its services to meet evolving industry standards. Imagin’s failure to successfully adapt to such changes in a timely manner could have a material adverse effect on Imagin’s business, results of operations and financial condition.

Government Regulation

Laws and regulations directly applicable to the reimbursement by government and private insurance companies will have a material impact on our expected operations. Our ability to obtain payment for services which we extend to patients is directly related to governmental regulation, as well as, the manner in which we are able to obtain business. A change in these regulations may occur in which we are unable to adjust quickly enough in order to obtain payment to fund our operations or materially modify our plan of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Until ________, 2005, the Registrant leased office space from Imagin’s founder and principal shareholder, Patrick Rooney, on a month-to-month basis. Mr. Rooney did not assess the Registrant a rental fee. The Registrant leases its current space on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to security holders in the fourth quarter 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately November 1996, the Registrant's common stock, its only class of trading equity securities, has been traded on the NASD OTC Bulletin Board (“OTCBB”) under the symbol "IMGM.OB". The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past three fiscal years as reported by the OTCBB. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2004	High Bid	Low Bid

Fourth Quarter	.53	.28
Third Quarter	.80	.44
Second Quarter	1.23	.60
First Quarter	2.00	.31
Year Ended December 31, 2005	High Bid	Low Bid

Fourth Quarter	.026	.09
Third Quarter	.06	.44
Second Quarter	.17	.60
First Quarter	.175	.65

(b) Holders

As of December 31, 2005, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share was 400. The Registrant's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	400

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2004 and 2005. There are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

We have been at a development stage since the inception of our operations on September 13, 2002. We had $2,688 in revenues in 2004 and $3,278 in 2005. Our total operating expenses were $191,820 in 2005 as compared to $295,795 in 2004, a decrease of $103,975 or 35%. Professional fees were $169,707 and accounted for 88% of the total operating expenses in 2005, as compared to $237,569 or 80% of the operating expenses in 2004. A substantial portion of professional fees were for consulting regarding the Registrant’s services and finances.

The total operating, professional, and general and administrative expenses were $811,771 and $130,312 from inception to December 31, 2005, Respectively.

We had interest income of $138,848 on notes receivable from Positron Corporation, an affiliate organization with par value of $1,425,000.

The total net loss was $75,318. Our loss for 2004 was $329,871. The total loss from inception to December 31, 2005 was $1,124,754.

We restated our financial statements and reclassified the amount of $275,000, previously recorded and written off as goodwill from the acquisition of the shares of Momentum, as a reduction in the additional paid in capital.

Research and development activities in the fiscal year ended December 31, 2005 were $0 as compared to $34,200 for 2004..

Financial Condition

The Company had revenues of $3,278 for 2005. The net cash used by operations were $148,543 and $54,535 for 2005 and 2004, respectively.

The principal source of cash inflows were notes payable in the amount of $180,930 in 2004 and $91,000 in 2005. Notes payable and common stock issued provided us with $576,666 from inception to December 31, 2005.
On December 31, 2005, we had a working capital deficit of $565,696 and total stockholders' equity of $738,304.

Plan of Operation

The Registrant’s plan, is to continue making its services as a manager and administrator of medical imaging and diagnosis operation. The Registrant may pursue a spin-off of Cipher Multimedia, Inc. into its own publicly owned company. Until such time, the Registrant intends to continue offering technology and services to publishers and distributors to mass-market digital content in a secure format. Management does not expect substantial revenues from its operations and plans to raise equity capital to finance the operating and capital requirements of the Company, over the next year. While the Company is expending its best efforts to achieve these plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plans will be successful.

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

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

Duration and Date
	Of Expiration of	Position and Office	Age and
Name	Present Term	With Registrant	Director Since

Neil Sy	One year December 31, 2006	President, Chief Financial	36 August 19, 2005
Officer and Director

Corey Conn	One year	Chief Executive	43
	December 31, 2006	Officer, Director	August 19, 2003

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Neil Sy - Age 37, Chairman, President, Chief Financial Officer, Director: Mr. Sy is currently engaged in capital raising ventures including consumer medicine and real estate properties in Chicago, Illinois and Las Vegas, Nevada. Prior thereto and from 1997 to 2003, Mr. Sy was a member of the Chicago Board Options Exchange as a market maker. Prior thereto, and from 1992 to 1997, Mr. Sy worked on the Chicago Board Options Exchange as a trade manager. Mr. Sy received a Bachelor’s Degree in Business Administration from Southern Illinois University.

Corey Conn- Age 43, Chief Executive Officer, Director: Mr. Conn is a co-founder of Cipher Multimedia, Inc. Since September, 1999. Mr. Conn has served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm. Previously, Mr. Conn was Vice President of Business Development at iLX, an e-business and e-transformation services provider from June 1996 to September 1999. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002.

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

(c) Family Relationships

No family relationship exists between any director or executive officer of the Registrant. On April 18, 2004 Mr. John Rooney, brother of Patrick Rooney, the Registrant’s CEO and Chairman of the Board, lent us $130,000 which was changed to convertible debt on December 28, 2004.

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

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2005, the aggregate compensation paid to, accrued or set aside for any executive officer or director of the Registrant was $0.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Position	Year	Salary (1)

Patrick Rooney	2005	0
Chief Executive Officer, Director	2004	0
	2003	0

Corey Conn	2005	0
Chief Executive Officer	2004	0
	2003	0

Neil Sy	2005	0
Chief Financial Officer	2004	N/A
	2003

(1) No officer received any bonus or other compensation.

During the fiscal years ended December 31, 2005 and 2004, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2005, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address	Amount and Nature
Of Beneficial Owner	of Beneficial Ownership	Percentage of Class

Patrick Rooney (1)	8,352,800	16.9%
Imagin Diagnostic Centers, Inc. (2)	30,000,000	60.67%

(1) Asset set forth in Item 12 herein, on January 2, 2006, Mr. Rooney received 7,054,824 shares of common stock in satisfaction of unreimbursed expenses and the aggregate amount of $253,973.70. Accordingly Mr. Rooney now holds 15,407,625 shares, or 20.7% of the class

(2) Imagin Diagnostic Centers, Inc. has informed the Registrant that it is in the process of distributing these shares to its individual equity-holders in conjunction with the anniversary of its securities exchange with the Registrant.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2005, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address	Amount and Nature	Percentage of Class
of Beneficial Owner	of Beneficial Ownership

Corey Conn	825,000	1.67%
3801 N. Washington St.
Oak Brook, IL 60523

Neil Sy	360,000	0%
3081 N. Washington St.
Oakbrook, Ill 60523

All Officers and Directors	1,185,000	1.67%
As a Group of two persons

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 2, 2006, the Registrant entered into a settlement agreement with a non-affiliated shareholder whereby the Registrant issued 481,481 shares of the common stock in full and final satisfaction of Ms. Rzeppa’s unpaid and unreimbursed expenses and advances made on behalf of the Registrant in the aggregate amount of $13,000. The obligation was converted at the closing bid price of the Registrant’s common stock as of the settlement date ($0.027).

Also on January 2, 2006 the Registrant entered into an additional settlement agreement with Patrick Rooney, the Registrant’s former Chairman, President and Chief Executive Officer and affiliate shareholder whereby Mr. Rooney agreed to accept 7,054,825 of the Registrant’s common stock in exchange for the full and final satisfaction of unpaid and unreimbursed expenses in the aggregate amount of $253,973. The obligation was converted into shares of the Registrant’s common stock at the average of the closing bid price five (5) trading days preceding the conversion ($.036)

On January 4, 2006, the Registrant settled a defaulted promissory note in the amount of $150,000 in exchange for 6,000,000 newly issued share of the Registrant’s common stock. The original Note was entered into in February 2003 between the Registrant’s wholly owned subsidiary, Cipher Multimedia, Inc., and Pinnacle Investment Partners, LP, a non-affiliated third party (“Pinnacle”) assigned the Note and the Holder thereof presented the Note to the Registrant for the repayment and the Registrant entered into the aforementioned settlement agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

No current reports on Form 8-K were filed for the fourth quarter 2005.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), Imagin carried out an evaluation under the supervision and with the participation of Imagin's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2005 and 2004 by Bloom & Co., LLP, and our auditors:

	2005	2004
Audit Fees (1)	$37,671	$14,171
Non-Audit Fees:	--	--
Audit Related Fees (2)	--	--
Tax Fees (3)	--	500

Total Fees paid to auditor	$37,671	$14,671

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Imagin's consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

The Board of Directors has considered the role of Bloom & Co., LLP in providing certain tax services to Imagin and has concluded that such services are compatible with Bloom & Co., LLP's independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then he responsible for approving audit fees. We are looking for new board members that would be qualified to serve on an audit committee. When the audit committee is formed one of their first assignments will be to propose to the board a code of ethics.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 17, 2005.

Imagin Molecular Corporation

By: /s/ Neil Sy
Neil Sy
Chairman of the Board, President,
Chief Financial Officer

By:/s/Corey Conn
Corey Conn
Chief Executive Officer,
Secretary, Director

BLOOM & CO., LLP 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550:	TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors Imagin Molecular Corporation
(previously known as Cipher Holding Corporation )
3801 N Washington St. Oak Brook, IL 60523

We have audited the Consolidated balance sheet of Imagin Molecular Corporation (previously known as Cipher Holding Corporation), a development stage company, as of December 31, 2005 and 2004 and the related consolidated statements of income, accumulated deficit, and cash flows for the years ended December 31, 2005 and 2004 and the period from inception on September 13, 2002 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Notes 1 and 5 to the financial statements of the Company entered into a reverse merger with Cipher Multimedia, Inc. on August 19, 2003. The financial statements represent the financial conditions and results of operations of the successor company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagin Molecular Corporation (previously known as Cipher Holding Corporation) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Imagin Molecular Corporation will continue as a going concern. As discussed in Note 3, the Company has sustained accumulated losses of $1,124,754, from inception to December 31, 2005 and has a net working capital deficiency of $565,696 as of December 31, 2005 that raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Imagin Molecular Corporation. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bloom & Co., LLP
Bloom & Co., LLP
Hempstead, New York
April 17, 2006

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2005 And 2004

ASSETS
	2005	2004

Cash	$1,376	$1,625

Total Current Assets	1,376	1,625

Interest Receivable - Positron notes	72,226	--
Notes Receivable - Convertible	1,370,622	--

Total Assets	$1,444,224	$1,625

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Accounts payable	$61,195	$21,196
Advances from shareholders	253,974	225,974
Other notes and advances	193,000	130,000
Convertible note payable	--	--
Interest Payable	58,903	33,279

Total Current Liabilities	567,072	410,449

Commitments and contingencies
Stockholders' (Deficit)(Restated- Note 2):

Preferred Stock, 5,000,000 share
Authorized, no shares issued and
Outstanding

Common stock, $0.001 par value;
100,000,000 shares authorized and 50,680,311
and 19,205,311 shares sued and outstanding, on
December 31, 2005 and 2004, respectively.	50,680	19,205
Additional paid-in capital	1,812,378	482,558
(Deficit) accumulated during the development
the development stage	(985,906)	(910,587)

Total Stockholders' (Deficit)	877,152	(408,824)

Total Liabilities and Stockholders' (Deficit)	$1,444,224	$1,625

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(Formerly Known As)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
For The Years Ended December 31, 2005 And 2004 And
The Period From September 13, 2003 (Inception) To December 31, 2005

				Inception
				September 13,
				2002 to
				December 31,
	2005		2004	2005

Revenues:		$3,278	$2,668	$5,946

Operating expenses:
Professional fees		169,707	237,569	811,771
Research and Development		--	34,200	34,200
Selling, general and administrative		22,113	24,026	130,312

Total operating expenses		191,820	295,795	976,283

Operating loss		(188,542)	(293,127)	(970,337)

Other expenses:
Interest income		138,848		138,848
Interest expense		(25,624)	(36,744)	(154,417)

Total other expenses		(113,224)	(36,744)	(15,569)

Net income(Loss)		(75,318)	(329,871)	(985,906)

Provision for income taxes:
Tax benefit of loss carryforward		--	--	--

Net income(Loss)	$	( 75,318	$(329,871)	$(985,906)

Per share amounts:
Loss per share		(.0001)	(.02)

Weighted average common Shares		50,680,311	18,720,975

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Cash Flows
For The Years Ended December 31, 2005 And 2004 And
The Period From September 13, 2003 (Inception) To December 31, 2005

				Inception
				September 13,
				2002 to
				December 31,
	2005		2004	2005
Cash Flows From Operating Activities:
Net (loss)	$	(75,318)	$(329,871)	$(985,906)

Adjustments to Reconcile Net (Loss)
to Net Cash (Used) by Operating
Activities:
Interest expense -
Beneficial conversion		--	10,746	95,513
Shares issued for services		--	218,850	458,850
Changes in operating current assets and
Liabilities:
Amortization of bond discount		(66,622)		(66,622)
Interest receivable		(72,226)		(72,226)
Accounts payable		40,000	19,742	61,197
Interest payable		25,623	25,998	58,904

Net Cash (Used) by Operating
Activities		(148,543)	(54,535)	(450,290)

Cash Flows From Financing Activities:
Activities
Additional paid in capital		57,294	--	167,294
Payment of notes payable		--	(125,000)	(125,000)
Notes payable shareholders'		91,000	50,930	166,972
Issuance of notes payable		--	130,000	130,000
Issuance of common stock		--	--	112,400

Cash Flows Provided by Financing Activities		148,294	55,930	451,666

Net decrease in cash		(249)	1,395	1,376
Cash at beginning of period		1,625	230	--

Cash at end of period		$1,376	$1,625	$1,376

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Changes In Stockholders’ (Deficit)
For The Years Ended December 31, 2005 And 2004

	Number of	Common	Additional paid
	Shares	Stock	in Capital	Deficit		Total

January 1, 2004	17,652,811	$17,653	$254,514	$	(580,717)	$(308,550)

Shares issued for services	1,552,500	1,552	217,297		--	218,849
Beneficial effect	--	--	10,747		--	10,747
Net loss	_________	_______	_________		(329,871)	(329,871)

December 31, 2004	19,205,311	19,205	482,558		(910,588)	(408,825)

Shares issued for services	1,475,000	1,475	55,820		--	57,295
Shares issued for note	30,000,000	30,000	1,274,000			1,304,000
Beneficial effect	--	--	--		--	--
Net loss	--	--	--		(75,318)	(75,318)

December 31, 2005	50,680,311	$50,680	$1,812,378		$(985,906)	$877,152

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Cash Flows
For The Years Ended December 31, 2005 And 2004 And
The Period From September 13, 2003 (Inception) To December 31, 2005
(Continued)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS

2005

On March 28, 2005, the Company issued 200,000 shares of common stock, par value .001 to a consultant for website development services performed. The shares were valued at $.04 per share.

On April 5, 2005, the Company issued 100,000 shares of common stock, par value .001 to a consultant for services performed. The shares were valued at $.008 per share.

On June 23, 2005, the Company issued 125,000 shares of common stock, par value .001 to a consultant for services performed. The shares were valued at $.008 per share.

On June 29, 2005, we purchased Positron Corp. convertible promissory notes from Imagin Molecular Corp. for 30,000,000 restricted shares valued at $1,304,000. The value was determined by the actual cash paid by Imagin for the notes. The shares were valued at $.004 per share.

In December 2005, the Company issued 250,000 and 800,000 shares of common stock, par value .001 to two consultants for services performed. The shares were valued at $.03 and $.05 per share, respectively.

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
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (Imagin) (FKA) Cipher Holding Corporation ("Cipher"), a development stage company, was originally incorporated under the laws of the State of Colorado on September 19, 1997 under the name Buffalo Capital VI, Ltd. We commenced our operations upon incorporation and has been in the development stage since then and have had very little revenue. Our principal line of business is to acquire and operate positron emission tomography and medical imaging centers which have purchased equipment from our affiliate Positron Corporation (“Positron”).

Cipher Holding Corporation was a digital distribution solution and marketing company that secured and provided access to digital content through proprietary encoding, encryption and authorization technology.

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

As a result of the reverse merger agreement, Cipher Multimedia, Corp. acquired voting control of Momentum Holdings Corporation on August 19, 2003 and became Momentum's majority shareholder.

Also on August 19, 2003, Anthony R. Russo and Danny L. Pixler resigned as the sole officers and directors of the Company. Patrick Rooney was elected as the Company's President and Chairman of the Board of Directors and Corey Conn was elected as the Company's Chief Financial Officer, Secretary and Director.

Positron Acquisition Corp.

On April 19, 2005, we organized a wholly-owned subsidiary company, under the laws of the State of Nevada, called Positron Acquisition Corp ("PAC"). Imagin’s original intent to create PAC was to acquire controlling interest in Positron Corporation, a publicly owned Texas corporation. Imagin no longer intends to acquire a controlling interest in Positron and PAC will serve as a holding company for Positron Corporation’s securities.

On May 23, 2005, we acquired three convertible notes receivable issued by Positron Corporation to Imagin Diagnostic Centres, Inc., a Canadian Corporation in exchange for 30,000,000 shares of Imagin common stock. The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred shares that are in turn convertible, under certain circumstances, into 64,000,000 shares with accrued interest of 6,000,000 shares of Positron’s common stock, par value $.01 per share. Consequently, if the Positron Notes were converted, we would be the controlling shareholder of Positron Corporation. However, there is no restriction on Positron for the issuance of Positron’s securities and, on a fully-diluted basis, we would not have a controlling interest in Positron.

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1. BUSINESS ORGANIZATION (continued)

Positron Acquisition Corp. (continued)

Positron is a publicly owned Texas corporation that designs, manufactures and markets medical imaging devices utilizing Positron Emission Tomography (“PET”) technology. PET technology permits the measurement of the biological processes of organs and tissues and produces anatomical and structural issues. PET systems are used by physicians in the diagnosis and management of heart disease and certain other neurological and oncological illnesses.

With the acquisition of Positron Corporation we have changed our principal operations from multimedia encryption technology to positron emission tomography and medical imaging and related services.

Acquisition of Positron Corporation Notes Receivable and Issuance and Distribution of New Shares

On May 23, 2005 our Board of Directors and shareholders holding approximately 60.1% of the Company’s issued and outstanding and common stock approved an agreement between our subsidiary Positron Acquisition Corp. and Imagin Diagnostic Centres, Inc., a Canadian corporation (“IDC”). Pursuant to the terms of the agreement, we issued 30,000,000 shares of our common stock, in exchange for PAC acquiring two convertible promissory notes made by Positron Corporation.

IDC became the controlling shareholder of the Company being the beneficial owner of 30,000,000 of the 49,430,311 issued and outstanding shares of Common Stock upon consummation of the Exchange on June 29, 2005. IDC has represented that it will distribute the shares to its equity-holders as a dividend and that it has commenced preparations with the Company's transfer agent to do so. Upon distribution, IDC will no longer be the Company's controlling shareholder.

The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock which convert, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $1,124,754 as of December 31, 2005. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the year ended December 31, 2005 and 2004, the consolidated financial statements include the transactions of Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries) and the transactions of Momentum Holding Corp. (parent) from August 19, 2003, the time of reverse merger to the end of the year. For the period September 13, 2002 to December 31, 2005, the consolidated financial statements include only the accounts of Cipher Multimedia Inc. All Intercompany transactions have been eliminated.

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
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) 123R, Share-Based Payment: This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values beginning with the first fiscal year beginning after June 15, 2005, with early adoption encouraged. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning December 1, 2005.

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement cognition. We must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated.

Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. The effect on future earnings is dependent upon a number of factors including the number of options granted, the vesting period, the exercise price of the options, the Company stock price and volatility, and other factors and therefore cannot be determined. However, while the adoption of FAS 123R will have no effect on the Company's cash flows or financial position, the Company believes that it will have an adverse effect on future results of operations.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, Share-Based Payments, ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20, Accounting Changes and SFAS 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

Accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154 in its first fiscal quarter of fiscal 2006. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

The adoption of SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4; had no effect on the Company's financial position or results of operations.

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004.

Reclassifications: Certain prior year amounts may be reclassified to conform with the presentation used in 2005.

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
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 3. IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE

On June 29, 2005 we purchased three notes receivable from Imagin Diagnostic Centres, Inc. (“IDC”) in exchange for 30,000,000 restricted shares valued at $1,304,000. The notes were issued to IDC pursuant to a funding transaction with Positron Corporation (“Positron”). On May 26, 2004 and June 17, 2004, Positron Corporation (PC) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or upon an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Positron’s common stock. These notes are collateralized by all of the assets of Positron. As of December 31, 2005, principal of $700,000 has been advanced and remains outstanding related to these notes. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Articles of Incorporation which must be approved by Positron’s shareholders.

We also acquired the third Positron note in the principal amount of $725,000 due and payable on May 21, 2006. The notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 29,000,000 shares of Positron’s common stock. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to Positron’s Articles of Incorporation which must be approved by the shareholders. A majority of Positron's shareholders approved the amendment on consent on October 21, 2005.

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

The par value of the notes receivable is $1,425,000. The notes were acquired at a discount of $121,000, based on $1,304,000 market price of our common stock on the time of acquistion. The discount is amortized over the period from acquisition to the maturity date of the notes, May 21, 2006, on a straight line basis.

 IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 4. COMMITMENT AND CONTINGENCIES

There are no lawsuits or undisclosed contingencies at this time.

 IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 5. INCOME TAXES

The details of deferred tax assets and liabilities are as follows:

In 2005, the Company used a statutory tax rate of 35% and estimated the tax asset to be $344,000. The valuation allowance of $39,000, in 2002, was increased by $164,000, in 2003, $66,000 in 2004 and $75,000 in 2005 to equal the amount of the Company's tax assets that are estimated to expire without providing future tax benefits. Estimated Tax Year Loss Expiration Operating Asset on Net Incurred Date Loss Operating Loss

2002	2022	$ (112,627)	$ 39,000
2003	2023	(468,090)	164,000
2004	2024	(189,546)	66,000
2005	2025	(214,166)	75,000

		$ (984,429)	$ 344,000
Valuation allowance		(344,000)
Net tax assets		$ --

Internal Revenue Code Section 382 establishes a limit on the amount of NOLs of Momentum Holding Corp. that may be used to offset income after the ownership change that occurred in 2003 and 2004. The net operating loss carryforward of Momentum was $984,429, as of December 31, 2005.

Section 382 allows an owner shift any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period." The “testing period" is generally a three-year period ending on the date of any owner or equity structure shift.

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
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 6. NOTES PAYABLE (Continued)

Related Party Transaction

On December 28, 2004, we modified and amended a promissory note made by Cipher in favor of John Rooney, brother of the Registrant’s President and Chairman, in the principal amount of $130,000. Pursuant to the terms of the amended note, we accepted the obligation for the payment of the note for the release of the obligation of Cipher to repay principal and interest. The due date of the note was extended to December 31, 2006, with interest at the rate of 10%. The note was amended to be convertible into 1,386,667 shares of our common stock.

On December 29, 2004, John Rooney transferred the right to convert 800,000 shares underlying the amended note to Solaris Opportunity Fund, L.P. (“Solaris”) in satisfaction of unpaid obligations to Solaris in the aggregate amount of $30,000. The Registrant’s President and Chairman, Patrick Rooney, is the President of the general partner of Solaris.

Notes Payable to Shareholder

Mr. Rooney has advanced funds to finance our working capital requirements. On December 31, 2005 advances and loans made to us by Mr. Rooney totaled $253,974. On January 2, 2006, Mr. Rooney converted his advances to shares and received 7,054,824 shares or $.036 per share for his advances.

Imagin Diagnostic Centres, Inc. is a Canadian corporation. Patrick J. Rooney, an equity holder of IDC is the father of Patrick G. Rooney, our former Chairman, President and Chief Executive Officer

Solaris Opportunity Fund, L.P.: is a Delaware limited partnership and shareholder of our common stock.

The President of Solaris is Patrick Rooney, our former Chairman, President, Chief Executive Office rand current principal shareholder.

NOTE 7. STOCKHOLDERS' EQUITY

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

NOTE 7. STOCKHOLDERS' EQUITY (continued)

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

Issuance of Common Stock

In 2005, the Company issued 1,475,000 shares of common stock, par value .001 to consultants for services professional services performed. The value per share of the stock issued was from $.008 per share to $.05 per share.

On June 29, 2005, we purchased Positron Corp. convertible promissory notes from Imagin Molecular Corp. for 30,000,000 restricted shares valued at $1,304,000. The value was determined by the actual cash paid by Imagin for the notes.

NOTE 9. CONVERTIBLE NOTE

On December 28, 2004 we entered into an agreement with John Rooney, brother to the former Chairman, President and current principal shareholder of the Company, to convert the note John Rooney was holding for $130,000, 10% due December 31, 2005 into a 10 % note for $130,000 due and payable on December 31, 2006 with the right to convert to 1,386,667, fully and non-assessable shares at any time prior to the repayment thereof. Additional shares may be converted for unpaid interest at $.09375. Because of the beneficial effect of the conversion right granted to the related party we recognized an interest of $10,746 and equivalent paid in capital. We used black Schoeles model to compute the interest expense.

NOTE 10. SUBSEQUENT EVENT

On January 2, 2006 Mr. Patrick Rooney converted $253,973 of debt owed to him into 7,054,824 shares of common stock. The shares were valued at the 5 day market running average of the shares on January 2, 2006 or $.036 per share.