Form 10KSB/A
period 2005-12-31
CIPHER HOLDING CORP
filed 2006-04-21
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10KSB
(Amendment No. 1)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 20, 2005.

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