Form 10QSB
period 2006-03-31
CIPHER HOLDING CORP
filed 2006-05-22
CIK 1047540

U. S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

(Mark One)

(x) Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________.

Commission File Number: 000-29449

IMAGIN MOLECULAR CORPORATION
(Formerly Known As)

Cipher Holding Corporation
(Name of small business in its charter)

Delaware	13-4099008
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Imagin Molecular Corporation
104 W. Chestnut St. #315
Hinsdale, IL  60521
(Address of Principal executive Offices including Zip Code)

(630) 371-5583

(Registrant's Telephone Number)

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares of Common Stock outstanding at May 18, 2006: 50,680,511 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

IMAGIN MOLECULAR CORPORATION
(Formerly known as)
Cipher Holding Corporation
Form 10-Qsb - Quarter Ended March 31, 2006

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:
Balance Sheets at March 31, 2006 and December 31, 2005.

Statements of Operations for the Three Months ended March 31, 2006 and 2005 and inception September 13, 2002 through March 31, 2006.

Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and inception September 13, 2002 through March 31, 2005.

Notes to Financial Statements

Item 2.	Management's Discussion and Analysis

Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of March 31, 2006, the audited balance sheet at December 31, 2005, and the unaudited statements of operations for the three months ended March 30, 2006 and 2005 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	March 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

ASSETS

Cash	$1,817	$1,376

Total current assets	1,817	1,376

Other assets

Interest Receivable	107,363	72,226
Convertible notes receivable	1,404,027	1,370,622

Total Assets	$1,513,207	$1,444,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$45,381	$61,195
Advance from shareholders’	292,974	253,974
Notes payable - Other	193,300	193,000
Interest payable	65,981	58,903

Total current liabilities	597,636	567,072

Commitments and contingencies Stockholders' (Deficit):

Preferred Stock, 5,000,000 share Authorized, no shares issued and Outstanding	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized and 50,680,311 and 50,680,311 shares issued and outstanding, on March 31, 2006 and December 31, 2005.	50,681	50,680
Additional paid-in capital	1,812,378	1,812,378
(Deficit) accumulated during the development stage	(947,487)	(985,906)

Total Stockholders' (Deficit)	915,571	877,152

Total Liabilities and Stockholders' (Deficit)	$1,513,207	$1,444,224

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
For The Three Month Period Ended March 31, 2006 And 2005 And
The Period From September 13, 2002 (Inception) To March 31, 2006

			Inception
			September 13,
	March 31,	March 31,	2002 to March 31,
	2006	2005	2006

Revenues:	$633	$1,520	$6,579

Operating expenses:
Professional fees	16,686	43,884	828,457
Research and development	--	--	34,200
Marketing, general, and administrative	6,992	3,478	137,304

Total operating expenses	23,678	47,362	999,961

Operating loss	(23,045)	(45,842)	(993,382)

Other (expenses):
Interest income	68,542	--	207,390
Interest expense	(7,078)	(6,212)	(161,495)

Total other expenses	61,464	(6,212)	45,895

Net gain (loss)	38,419	(52,054)	(947,487)

Provision for income taxes:	(5,763)
Tax benefit of loss carryforward	5,763	--	--

Net gain (loss)	$38,419	$(52,054)	$(947,487)
Per share amounts:
Loss per share	(0.001)	(0.003)	--

Weighted average common shares	50,680,311	18,722,619	--

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement Of Cash Flows
For The Three Month Period Ended March 31, 2006 And 2005 And
The Period From September 13, 2002 (Inception) To March 31, 2006

	Three months ended		September 13,
	March 31,	March 31,	2002 to March 31,
	2006	2005	2006

Cash Flows From Operating Activities:
Net (loss)	$38,419	$(52,054)	$(947,487)

Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	--	8,000	516,144

Changes in operating current assets and liabilities:
Amortization of discount on note receivable	(33,405)		(100,027)
Interest expense- beneficial conversion	--	--	95,513
Interest receivable	(35,137)		(107,363)
Accounts payable	(15,814)	25,830	45,383
Interest payable	7,078	6,211	65,982

Net cash (used) by operating activities	(38,859)	(12,013)	(431,855)

Cash Flows From Financing Activities:
Notes payable shareholders’	39,300	11,000	206,272
Payment of notes	--	--	(125,000)
Issuance of notes	--	--	130,000
Issuance of common stock	--	--	224,400

Net cash flows provided by (used in) Financing activities	39,300	11,000	433,672

Net increase in cash	441	(1,013)	1,817
Cash at beginning of period	1,376	1,625	--

Cash at end of period	$1,817	$612	$1,817

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION
(FORMERLY KNOWN AS)
Cipher Holding Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows
For The Three Month Period Ended March 31, 2006 and 2005 And
The Period from September 13, 2002 (Inception) To March 31, 2006
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

On June 29, 2005, we purchased Positron Corp. convertible promissory notes from Imagin Molecular Corp. for 30,000,000 restricted shares valued at $1,304,000. The value was determined by the actual cash paid by Imagin for the notes. The shares were valued at $.004 per share. The face value of the note is $1,425,000 and bears 10% annual interest. The note is due on May 31, 2006. The discount on the note is amortized on straight line basis, over approximately 11 months, the remaining life of the note from the date of acquisition.

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
(Formerly known as)
Cipher Holding Corporation
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (Imagin) (FKA) Cipher Holding Corporation ("Cipher"), a development stage company, was originally incorporated under the laws of the State of Colorado on September 19, 1997 under the name Buffalo Capital VI, Ltd. We commenced our operations upon incorporation and have been in the development stage since then and have had very little revenue. Our principal line of business is to acquire and operate positron emission tomography and medical imaging centers which have purchased equipment from our affiliate Positron Corporation (“Positron”).

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

Positron Acquisition Corp. (continued)

stock. The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred shares that are in turn convertible, under certain circumstances, into 64,000,000 shares with accrued interest of 6,000,000 shares of Positron’s common stock, par value $.01 per share. Consequently, if the Positron Notes were converted, we would be the controlling shareholder of Positron Corporation. However, there is no restriction on Positron for the issuance of Positron’s securities and, on a fully-diluted basis; we would not have a controlling interest in Positron.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $947,487 as of March 31, 2006. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.

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

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, Share-Based Payments, ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense lines as cash compensation is reported for the same employees. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

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

Reclassifications: Certain prior year amounts may be reclassified to conform to the presentation used in 2005.

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

Results of Operations

For the Three Months ended March 31, 2006 and 2005

We have been at a development stage since the inception of our operations on September 13, 2002 and have had no substantial revenues to date.

Total operating expenses for 1Q6, 1Q5 and from inception were $23,678, $47,362 and $999,961, respectively. Of the operating expenses professional fees were $16,686 (70%), $43,884 (93%) and $828,457 (83%), respectively. Marketing, general and administrative expenses were $6,992 (30%), $3,478 (7%) and $137,304 (17%), respectively. There were no research and development costs for 3Q6, 3Q5 and $34,200 from inception to March 31, 2006, respectively.

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

Based on the limited operating background of the company and uncertainty of future cash flows from operations, we determined that the goodwill resulting from the acquisition of Momentum Holding Corp. was impaired and we wrote it off. The write off contributed $275,000 or 2.59% of our total loss of $106,231, from inception. The total loss from inception to March 31, 2006 was $947,487.

Our total operating losses were $68,419 in 1Q6 as compared to $45,842 in 1Q5.

Financial Condition

We have no substantial revenues or operating cash inflows since inception of operations. Net cash used in operations was $38,859, $12,013 and $431,855 1Q6, 1Q5 and from inception on September 13, 2002, respectively. We also expended $150,000 for the acquisition of Momentum Holding Corp.

The principal sources of cash inflows since inception were notes payable to a shareholder, and issuance of common stock in the amounts of $25,000 and $50,000, respectively.

On March 31, 2006, we had a net working capital deficit of $595,819 and total stockholders' equity of $915,571.

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

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2006 the Registrant entered into an additional settlement agreement with Patrick Rooney, the Registrant’s former Chairman, President and Chief Executive Officer and affiliate shareholder whereby Mr. Rooney agreed to accept 7,054,825 of the Registrant’s common stock in exchange for the full and final satisfaction of unpaid and un-reimbursed expenses in the aggregate amount of $253,973.70. The obligation was converted into shares of the Registrant’s common stock at the average of the closing bid price five (5) trading days preceding the conversion ($0.036).

Also on January 2, 2006, the Registrant entered into a settlement agreement with a non-affiliated shareholder whereby the Registrant issued 481,481 shares of the common stock in full and final satisfaction of unpaid and un-reimbursed expenses and advances made on behalf of the Registrant in the aggregate amount of $13,000. The obligation was converted at the closing bid price of the Registrant’s common stock as of the settlement date ($0.027).

On January 4, 2006, the Registrant settled a defaulted promissory note in the amount of $150,000 in exchange for 6,000,000 newly issued share of the Registrant’s common stock. The original Note was entered into in February 2003 between the Registrant’s wholly owned subsidiary, Cipher Multimedia, Inc., and Pinnacle Investment Partners, LP, a non-affiliated third party (“Pinnacle”). Pinnacle assigned the Note and the Holder thereof presented the Note to the Registrant for the repayment, whereon the Registrant entered into the aforementioned settlement agreement.

Basis of exemption from registration. The Registrant relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3 - Defaults upon Senior Securities

There have been defaults in the payment of principal, interest, sinking or purchase fund installments or any other defaults with respect to indebtedness of the Registrant. No material arrearage in the payment of dividends and no delinquency with respect to any preferred stock of the Registrant have occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Commencement of Operations

In February 2006, the Registrant’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”) commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City. INP will attempt to use related technical and educational services to diagnose and treat patients with coronary artery disease and patients who are at risk of developing coronary heart disease. The Company plans to use PET perfusion imaging and vigorous risk factor modification programs to diagnose and guide the management of patients with coronary artery disease. This program is aimed at the regression of coronary atherosclerosis and stabilization of plaque to prevent the clinical events of myocardial infarction, sudden death and unstable coronary syndromes requiring invasive intervention (PTCA or bypass surgery).

Related Party Transactions

INP purchased the rubidium isotope used in its operations through financing secured from an affiliated entity, Positron Corporation, a publicly owned Texas corporation (“Positron”). Positron’s Chairman, Patrick Rooney, owns approximately 20.7% of the Registrant’s common stock and was the Registrant’s Chairman, President and Chief Executive Officer until August 2005.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hinsdale, State of Illinois on May 21, 2006.

CIPHER HOLDING CORPORATION

By: /s/ Corey Conn
  Corey Conn
Chief Executive Officer, Director