Form 10QSB
period 2006-06-30
IMAGIN MOLECULAR CORP
filed 2006-08-18
CIK 1047540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2006.

OR

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period from ______ to ________.

Commission File Number: 000-29449

IMAGIN MOLECULAR CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	13-4099008
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

104 W. Chestnut St. #315
Hinsdale, IL 60521

(Address of principal corporate offices)

(630) 371-5583

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

As of August 17, 2006, there were 67,266,617 shares of the Registrant’s Common Stock,  $.001 par value, outstanding.

Transitional Small Business Disclosure Format

YES  ☐    NO  ☒

PART I.   FINANCIAL INFORMATION

ITEM  I.    FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of June 30, 2006, the balance sheet at December 31, 2005, the unaudited statements of operations for the three and six months ended June 30, 2006 and 2005, and the unaudited statements of cash flows for the six month ended June 30, 2006 and 2005 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$375	$1,376
Accounts receivable	142,595	—

Total current assets	142,970	1,376

Other assets:
Interest receivable	142,709	72,226
Convertible notes receivable	1,425,000	1,370,622

Total assets	$1,719,551	$1,444,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,172	$61,195
Advance from shareholders	40,600	253,974
Accrued expenses	150,133	—
Notes payable - other	180,000	193,000
Notes payable affiliate	132,030	—
Interest payable	69,230	58,903

Total current liabilities	631,165	567,072

Stockholders’ Equity:

Preferred stock, 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $0.001 par value; 95,000,000 shares authorized, 67,266,617 and 50,680,311 shares issued and outstanding, on June 30 , 2006 and December 31, 2005	67,267	50,680
Additional paid in capital	2,826,065	1,812,378
Accumulated deficit	(1,804,946)	(985,906)

Total stockholders’ equity	1,088,386	877,152

Total liabilities and stockholders’ equity	$1,719,551	$1,444,224

See accompanying notes

IMAGIN MOLECULAR CORPORATION

Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:	$142,595	$—	$142,595	$—

Costs of revenues:	167,150	—	167,150	—

Gross profit	(24,555)	—	(24,555)	—

Operating Expenses:
Professional fees	777,941	36,073	794,627	79,958
Marketing, general and administrative	83,539	12,341	90,531	15,819

Total operating expenses	861,480	48,414	885,158	95,776

Loss from operations	(866,035)	(48,414)	(909,713)	(95,776)

Other income (expense)
Interest income	56,319	—	124,861	—
Interest expense	(3,250)	(6,387)	(10,328)	(12,599)
Other (expense) income	(24,493)	625	(23,860)	2,144

Total other income (expense)	28,576	(5,762)	68,686	(10,455)

Net loss	$(857,459)	$(54,176)	$(819,040)	$(106,231)

Net loss per share	$(0.01)	$(0.002)	$(0.01)	$(0.005)

Weighted average common shares	65,281,452	23,972,256	63,929,328	21,471,886

See accompanying notes

IMAGIN MOLECULAR CORPORATION Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net loss	$(819,040)	$(106,231)
Adjustment to reconcile net loss to netcash
used in operating activities
Common stock issued for services	763,000	9,794
Depreciation expense	570	—
Amortization of discount on notes receivable	(54,738)	—
Changes in operating assets and liabilities:
Accounts receivable	(142,595)	—
Interest receivable	(70,483)	—
Accounts payable and accrued liabilities	148,409	12,057
Interest payable	10,328	12,599

Net cash used in operating activities	(164,189)	(71,781)

Cash flows from investing activities:
Purchase of fixed assets	(9,442)	—

Net cash used in investing activities	(9,442)	—

Cash flows from financing activities:
Advances from shareholders	40,600	25,000
Issuance of notes	—	50,000
Advance from affiliate	132,030	—

Net cash provided by financing activities	172,630	75,000

Net increase (decrease) in cash	(1,001)	3,219

Cash at beginning of period	1,376	1,625

Cash at end of period	$375	$4,844

Supplemental cash flow information:
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes 3

IMAGIN MOLECULAR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

Supplementary Schedule of Noncash Transactions

2006

On January 4, 2006, the Company issued 481,481 shares of common stock, par value $.001 per share, to a non-affiliated shareholder in final satisfaction of advances in the aggregate amount of $13,000 made to the Company. The shares were valued at $0.027 per share.

On January 4, 2006, the Company issued 7,054,825 shares of common stock, par value $.001 per share, to an affiliated shareholder in final satisfaction of advances in the aggregate amount of $253,974 made to the Company. The shares were valued at $0.036 per share.

On April 13, 2006, the Company issued 50,000 shares of common stock, par value $.001 per share, to a consultant for services performed.  The shares were valued at $0.26 per share.

On May 26, 2006, the Company issued 3,000,000 shares of common stock, par value $.001 per share, to a consultant for services performed. The shares were valued at $0.17 per share.

2005

On March 28, 2005, the Company issued 200,000 shares of common stock, par value $.001 per share, to a consultant for website development services performed. The shares were valued at $.04 per share.

On April 5, 2005, the Company issued 100,000 shares of common stock, par value $.001 per share, to a consultant for services performed. The shares were valued at $.008 per share.

On June 23, 2005, the Company issued 125,000 shares of common stock, par value $.001 per share, to a consultant for services performed. The shares were valued at $.008 per share.

On June 29, 2005, we purchased Positron Corp. convertible promissory notes from Imagin Diagnostics Corp. ("IDC") for 30,000,000 restricted shares valued at $1,304,000. The value was determined by the actual cash paid by IDC for the notes.

.

The accompanying notes are an integral part of the financial statements.

IMAGIN MOLECULAR CORPORATION

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS ORGANIZATION

Imagin Molecular Corporation ("Imagin") (FKA) Cipher Holding Corporation ("Cipher"), was originally incorporated under the laws of the State of Colorado. Cipher commenced operations upon incorporation and has been in the development stage since then and has had very little revenue. Imagin's wholly-owned subsidiary Cipher Multimedia, Inc. operates Cipher's original business, a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

In 2005 Imagin's Board of Director's resolved to change the Company's principal operations from multimedia encryption technology to positron emission tomography and medical imaging. Operations began in the second quarter of 2006 and the Company no longer operates in the development stage. See Positron Acquisition Corp. and Imagin Nuclear Partners discussions below.

Positron Acquisition Corp.

On April 19, 2005, the Company organized a wholly owned subsidiary company, under the laws of the state of Nevada, named Positron Acquisition Corp. ("PAC"). Imagin's original intent to create PAC was to acquire controlling interest in Positron Corporation, a publicly owned Texas corporation. Imagin no longer intends to acquire a controlling interest in Positron Corporation and PAC now serves as a holding company for Positron Corporation's securities.

On May 23, 2005 our Board of Directors and shareholders holdings, approximately 60.1% of the Company's issued and outstanding and common stock par value $.001 per share (the "Common Stock"), approved a Securities Exchange Agreement (the "Exchange") between our wholly-owned subsidiary Positron Acquisition Corp., a Nevada corporation ("PAC") and Imagin Diagnostic Centres, Inc., a Canadian corporation ("IDC"). Pursuant to the terms of the Exchange, we issued 30,000,000 shares (the "Exchange Shares") of our common stock, par value $.001 per share (the "Common Stock") in exchange for three convertible promissory notes issued by Positron Corporation, a publicly owned Texas corporation ("Positron") (the "Positron Notes"). The Positron Notes are convertible into shares of Positron's Series C and Series D Preferred Stock which convert, under certain circumstances, into 64,000,000 shares of Positron's common stock, par value $.01 per share (the "Conversion Shares").

In accordance with the terms of the Exchange and the issuance of the Exchange Shares to IDC, IDC became the controlling shareholder of the Company being the beneficial owner of 30,000,000 of the 49,430,311 issued and outstanding shares of Common Stock upon consummation of the Exchange on June 29, 2005. IDC has since paid a dividend of the Exchange Shares to its individual equity holders on a pro rata basis.

Imagin Nuclear Partners Corporation

In 2006, the Company's wholly-owned subsidiary Imagin Nuclear Partners Corporation, a New York Corporation ("INP"), commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology ("PET" or "PET imaging technology") at a cardiac imaging center located in Beth Israel Medical Center in New York City. In June 2006 the Company received regulatory approval from Medicaid and expects their Medicare approval by August 2006. The Company has performed PET imaging on more than 100 patients.  The Company operates under a memorandum of understanding with Beth Israel Medical Center and Manhattan Cardiac PET Imaging, PLLC, owned by Andrew Van Tosh, M.D., a well known nuclear cardiologist in the New York City imaging community. The Company is aggressively moving toward definitive agreements with all parties.

NOTE 2.  BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with our audited financial statements and notes thereto included in its Form 10-KSB for the fiscal year ended December 31, 2005. Results of operations for the interim periods are not indicative of annual results.

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $1,804,946 as of June 30, 2006. The Company's ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended June 30, 2006 and June 30, 2005, the financial statements include the transactions of Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

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

NOTE 5.  IMAGIN DIAGNOSTIC CENTRES, INC. CONVERTIBLE NOTES RECEIVABLE

On June 29, 2005, we purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000. Below is a brief history of those notes. On May 26, 2004 and June 17, 2004, Positron Corporation (PC) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. ("IDC") in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of PC on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The Company and PC have agreed to extend the due date to September 30, 2006. Interest will continue to accrue at 10% per annum. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the PC's common stock. These notes are collateralized by all of the assets of PC. As of June 30, 2006, principal of $800,000 has been advanced and remains outstanding related to these notes.

In a second stage of the financing IDC agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006, the due date was subsequently extended to September 30, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of PC's common stock. As of June 30, 2005, principal of $1,208,500 has been advanced related to these notes. On June 30, 2005, IDC converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the PC's common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. We did not purchase the notes ($575,000) that were converted on June 30, 2005 for 23,000,000 shares of Positron.

The agreements with IDC provided for a $200,000 transaction fee payable to IDC upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IDC. The agreements with IDC also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes payable to IDC at June 30, 2005. The Company allocated the proceeds received from this convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The notes payable to IDC contain an unamortized discount that is being amortized over the term of the notes payable.

6.      NOTES PAYABLE

Notes payable includes $130,000 to two related parties which is due December 31, 2006, and accrues interest at a rate of 10% per annum. Accrued interest on the note was $32,500 as of June 30, 2006. The note is convertible into1,386,667 shares of our common stock. The Company also has a note payable to another related party in the amount of $50,000.

In 2006, former President and Chairman, Patrick G. Rooney advanced the Company $40,500. The Company also owes Mr. Rooney $29,400 of accrued interest related to previously settled notes and advances.

7.      STOCKHOLDERS' EQUITY

On January 2, 2006, the Company entered into a settlement agreement with a non-affiliated shareholder whereby the Company issued 481,481 shares of the common stock in full and final satisfaction of Ms. Rzeppa's unpaid and unreimbursed expenses and advances made on behalf of the Registrant in the aggregate amount of $13,000. The obligation was converted at the closing bid price of the Company's common stock as of the settlement date ($0.27) .

On January 2, 2006 the Company entered into an additional settlement agreement with Patrick Rooney, the Registrant's former Chairman, President and Chief Executive Officer and affiliate shareholder whereby Mr. Rooney agreed to accept 7,054,825 of the Company's common stock in exchange for the full and final satisfaction of unpaid and unreimbursed expenses in the aggregate amount of $253,974. The obligation was converted into shares of the Company's common stock at the average of the closing bid price five (5) trading days preceding the conversion ($0.36) .

During the six months ended June 30, 2006 the Company issued 9,050,000 shares of common stock in exchange for consulting and other professional services and recorded professional fees expenses of $763,000 to reflect the fair market value of the common shares issued.

ITEM 2.   Management's Discussion And Analysis Or Plan Of Operation

Commencement of Operations of Imagin Nuclear Partners

Results for the three months ended June 30, 2006 include the operations of the Company's wholly-owned subsidiary Imagin Nuclear Partners ("INP"). In 2006, INP commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology ("PET" or "PET imaging technology") at a cardiac imaging center located in Beth Israel Medical Center in New York City. Prior to INP's operations the Company was a development stage company generating very little revenue. In 2005 Imagin's Board of Director's resolved to change the Company's principal operations from multimedia encryption technology to positron emission tomography and medical imaging. All of the Company's revenues and a large majority of its operating expenses were generated in INP during the three month period ended June 30, 2006.

Results of Operations

The Company had net losses of $857,459 and $819,040 for the three and six month periods ended June 30, 2006. Net losses for the same periods in 2005 were $54,176 and 106,230, respectively. The Company issued a significant amount of common stock in exchange for consulting services which resulted in the significant increase in net loss in 2006.

Revenues

INP generated revenue through patient scans at Beth Israel. Revenue includes both in-patient and out-patient scans at the facility and totaled $142,595 for the three and six month period ended June 30, 2006. Cost of revenues, which are mostly fixed monthly costs involved with performing scans including operation of the PET imaging machines, were $167,150 for the three and six month period.

Operating Expenses

Marketing general and administrative expenses for the three months and six months ended June 30, 2006 were $83,539 and $90,531, respectively as compared to $12,341 and $15,819 for the same periods in 2005. The significant increases are due primarily to administrative costs at the Beth Israel facility including rent, personnel and other overhead.

Professional fees for the three and six month period ended June 30, 2006 were $777,941 and 794,627, respectively. For the same periods in 2005 professional fees totaled $36,073 and 79,958. During the current quarter the Company issued common stock in exchange for consulting and other services. The fair market value of the shares issued was $763,000. Other professional fees include legal and accounting.

Other Income (Expense)

Interest income represents accrued interest on the notes receivable from Positron Corporation including amortization of discount. Interest income for the quarter was $56,319 and $124,861 for the three and six months ended June 30, 2006, respectively.

Other expenses for the three and six months ended June 30, 2006 includes a $25,000 settlement payment to a former officer of the Company's wholly-owned subsidiary Cipher Multimedia Inc.

Financial Condition

The Company had cash and cash equivalents of $375 and accounts receivable of $142,595 on June 30, 2006. On the same date, accounts payable and accrued liabilities outstanding totaled $278,535.  The Company is dependent upon the success of INP and PET scanning and/or raising additional debt or equity financings to resolve the Company's liquidity issues and allow it to continue to operate as a going concern.

The Company's principal source of cash flows since inception has been through notes payable to shareholders or other related parties and issuances of common stock.

On June 30, 2006 the Company had an accumulated deficit of $1,804,946 and total equity of $1,088,386.

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

ITEM 3.   Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2006 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibits.

Exhibit 31.1 - Certification of Chief Executive Officer

Exhibit 31.2 - Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer

Exhibit 32.2 - Certification of Chief Financial Officer

b. Reports on Form 8-K.

Current Report on Form 8-K, filed on July 19, 2006 reporting the dismissal of Bloom & Company, LLP as the Company's registered public accounting firm and the retention of  Frank L. Sassetti & Co., as its registered public accounting firm.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 17, 2006.

Imagin Molecular Corporation

By: /s/ Corey Conn
Corey Conn
Chief Executive Officer, Director

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 17, 2006.

Imagin Molecular Corporation

By: /s/ Neil Sy
Neil Sy
Chief financial Officer

Exhibit Index

Exhibit 31.1 - Certification of Chief Executive Officer

Exhibit 31.2 - Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer

Exhibit 32.2 - Certification of Chief Financial Officer