Form 10QSB
period 2006-09-30
IMAGIN MOLECULAR CORP
filed 2006-11-14
CIK 1047540

FORM 10-QSB	SEPTEMBER 30, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission File Number: 000-29449

IMAGIN MOLECULAR CORPORATION

Delaware	13-4099008
(State of Incorporation)	(IRS Employer Identification No.)

104 W. Chestnut #315, Hinsdale, IL 60521
(Address of Principal Executive Offices)

(630) 371-5583
(Registrant’s Telephone Number)

Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of November 14, 2006, there were 67,266,617 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

FORM 10-QSB	SEPTEMBER 30, 2006

IMAGIN MOLECULAR CORPORATION

Form 10-QSB for the quarter ended September 30, 2006

FORM 10-QSB	SEPTEMBER 30, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The unaudited balance sheet of the Registrant as of September 30, 2006, the balance sheet at December 31, 2005, the unaudited statements of operations for the three and nine months ended September 30, 2006 and 2005, and the unaudited statements of cash flows for the nine month ended September 30, 2006 and 2005 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,413	$1,376
Accounts receivable	178,884	--

Total current assets	188,297	1,376

Property and equipment, net	241,105

Other assets:
Investment in securities of Positron Corp.	1,588,066	--
Interest receivable	--	72,226
Convertible notes receivable	--	1,370,622

Total assets	$2,017,468	$1,444,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,040	$61,195
Advance from shareholders	55,616	253,974
Accrued expenses	246,357	--
Current portion of promissory note payable	105,394
Notes payable - other	180,000	193,000
Advance from affiliate	167,290	--
Interest payable	72,481	58,903

Total current liabilities	883,178	567,072

Promissory note payable	144,606

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, no shares issued and outstanding	--	--
Common Stock, $0.001 par value; 95,000,000 shares authorized, 67,266,617 and 50,680,311 shares issued and outstanding, on September 30 , 2006 and December 31, 2005	67,267	50.680
Additional paid-in capital	2,826,065	1,812,378
Accumulated deficit	(1,903,648)	(985,906)

Total stockholders’ equity	989,684	877,152

Total liabilities and stockholders’ equity	$2,017,468	$1,444,224

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2006

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005

Revenues:	$43,991	$--	$186,586	$--

Costs of revenues:	103,900	--	271,050	--

Gross loss:	(59,909)	--	(84,464)	--

Operating expenses:
Professional fees	15,984	22,644	810,611	102,602
Marketing, general and administrative	40,252	3,167	130,783	18,985

Total operating expenses	56,236	25,811	941,394	121,587

Loss from operations	(116,145)	(25,811)	(1,025,858)	(121,587)

Other income (expense)
Interest income	20,357	--	145,218	--
Interest expense	(3,250)	(6,437)	(13,578)	(19,037)
Other (expense) income	336	620	(23,524)	2,765
Total other income (expense)	17,443	(5,817)	108,116	(16,272)

Net loss	(98,702)	(31,628)	(917,742)	(137,859)

Loss Per Share	$(0.001)	$(0.001)	$(0.014)	$(0.005)

Weighted average common shares	67,266,617	49,430,311	65,037,653	29,684,981

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2006

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net loss	$(917,742)	$(137,859)
Adjustment to reconcile net loss to net cashused in operating activities
Common stock issued for services	763,000	9,793
Depreciation expense	3,097	--
Amortization of discount on notes receivable	(54,378)	--
Changes in operating assets and liabilities:
Accounts receivable	(178,884)	--
Interest receivable	(93,637)	--
Accounts payable and accrued liabilities	241,202	28,701
Interest payable	13,578	19,037

Net cash used in operating activities	(223,764)	(80,328)

Cash flows from investing activities:
Purchase of fixed assets	(241,105)	--

Net cash used in investing activities	(241,105)	--

Cash flows from financing activities:
Advances from shareholders	167,290	29,000
Proceeds from promisery notes	250,000	50,000
Advance from affiliate	55,616	--

Net cash provided by financing activities	472,906	79,000

Net increase (decrease) in cash	8,037	(1,328)

Cash at beginning of period	1,376	1,625

Cash at end of period	$9,413	$297

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2006

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2006

On January 4, 2006, the Company issued 481,481 shares of common stock, par value .001 to a non-affiliated shareholder in final satisfaction of a $13,000 advance made to the Company. The shares were valued at $0.027 per share.

On January 4, 2006, the Company issued 7,054,825 shares of common stock, par value .001 to an affiliated shareholder in final satisfaction of a $253,974 advance made to the Company. The shares were valued at $0.036 per share.

On April 13, 2006, the Company issued 50,000 shares of common stock, par value $.001 per share, to a consultant for services performed. The shares were valued at $0.26 per share.

On May 26, 2006, the Company issued 3,000,000 shares of common stock, par value $.001 per share, to a consultant for services performed. The shares were valued at $0.17 per share.

During September 2006, the Company converted notes receivable and accrued interest due from Positron Corporation into 762,358 shares of Positron Corporation Series B Preferred Stock, par value $1.00. The Company subsequently converted 40,000 shares of Positron Series B Preferred Stock into 4,000,000 shares of Positron Corporation common stock, par value $0.01.

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

On June 29, 2005, we purchased Positron Corp. convertible promissory notes from Imagin Diagnostics Corp. (“IDC”) for 30,000,000 restricted shares valued at $1,304,000. The value was determined by the actual cash paid by IDC for the notes.

The accompanying notes are an integral part of the financial statements.

FORM 10-QSB	SEPTEMBER 30, 2006

IMAGIN MOLECULAR CORPORATION
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (Imagin) (FKA) Cipher Holding Corporation ("Cipher") was originally incorporated under the laws of the State of Colorado. Cipher commenced operations upon incorporation and has been in the development stage through the first quarter of 2006 and has had very little revenue. Imagin’s wholly-owned subsidiary Cipher Multimedia, Inc. operates Cipher’s original business, a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

In 2005 Imagin’s Board of Directors resolved to change the Company’s principal operations from multimedia encryption technology to positron emission tomography and medical imaging. Operations began in the second quarter of 2006 and the Company no longer operates in the development stage. See Positron Acquisition Corp. and Imagin Nuclear Partners discussions below.

Positron Acquisition Corp.

On April 19, 2005, the Company organized a wholly owned subsidiary company, under the laws of the state of Nevada, named Positron Acquisition Corp. (“PAC”). Imagin’s original intent to create PAC was to acquire controlling interest in Positron Corporation, a publicly owned Texas corporation. Imagin no longer intends to acquire a controlling interest in Positron Corporation and PAC now serves as a holding company for Positron Corporation’s securities.

On May 23, 2005 our Board of Directors and shareholders holding approximately 60.1% of the Company’s issued and outstanding and common stock par value $.001 per share (the “Common Stock”), approved a Securities Exchange Agreement (the “Exchange”) between our wholly-owned subsidiary Positron Acquisition Corp., a Nevada corporation (“PAC”) and Imagin Diagnostic Centres, Inc., a Canadian corporation (“IDC”). Pursuant to the terms of the Exchange, we issued 30,000,000 shares (the “Exchange Shares”) of our common stock, par value $.001 per share (the “Common Stock”) in exchange for three convertible promissory notes issued by Positron Corporation, a publicly owned Texas corporation (“Positron”) (the “Positron Notes”). The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock which convert, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share (the “Conversion Shares”).

In accordance with the terms of the Exchange, Exchange Shares were distributed to the equity holders of IDC.

Imagin Nuclear Partners Corporation

In 2006, the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”) commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City. The Company has performed PET imaging on more than 100 patients and expects volume to increase once marketing efforts result in increased physician awareness.  The Company operates under a memorandum of understanding with Beth Israel Medical Center and Manhattan Cardiology, owned by Andrew Van Tosh, M.D., a well know nuclear cardiologist in the New York City imaging community.  The Company is aggressively moving toward definitive agreements with all parties.

INP intends to joint venture with hospitals or physician groups to own or operate nuclear medicine imaging centers throughout North America.  The Company plans to offer a full spectrum of Positron Emission Tomography imaging services as well as a robust coronary disease reversal and prevention program.  The Company intends to partner with cardiology groups who are less invasively oriented and desire program differentiation from competition.  The Company believes that their methodology to detection and management is more cost effective than traditional methods currently employed

The Company also intends to offer said services to Community Hospitals.  The Community Hospital will need to qualify in number of beds and lack of coronary angiographic services in order for a cardiac PET program to have the maximum cost effective impact on the hospital partner.  The Company has identified more than 2,000 hospitals that meet the joint venture criteria.

FORM 10-QSB	SEPTEMBER 30, 2006

NOTE 2. BASIS OF PRESENTATION

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

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

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $1,903,648 as of September 30, 2006. The Company’s ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended September 30, 2006 and September 30, 2005, the financial statements include the transactions of Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carryforwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

FORM 10-QSB	SEPTEMBER 30, 2006

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

NOTE 5. CONVERTIBLE SECURITIES OF POSITRON CORPORATION

On June 29, 2005, through our wholly-owned subsidiary Positron Acquisition Corporation, (“PAC”), we purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000. Below is a brief history of those notes. On May 26, 2004 and June 17, 2004, Positron Corporation (“Positron”)) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The Company and Positron extended the due date to September 30, 2006. Interest will continued to accrue at 10% per annum..

FORM 10-QSB	SEPTEMBER 30, 2006

In a second stage of the financing IDC agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006, the due date was subsequently extended to September 30, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of Positron common stock. As of June 30, 2005, principal of $1,208,500 has been advanced related to these notes. On June 30, 2005, IDC converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Positron common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. Positron has agreed to seek such approval. We did not purchase the notes ($575,000) that were converted on June 30, 2005 for 23,000,000 shares of Positron of common stock. On October 21, 2005, $770,000 of unpaid principal and interest was converted into 770,000 shares of Positron’s Series C Convertible Preferred Stock.

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

On September 30, 2006 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of common stock, par value $0.01. Each share of Series B is convertible into 100 shares of Positron Corporation common stock and has 100 votes on all matters which Positron shares are entitled to vote. Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities are valued at the previous carrying value of the note receivable and accrued interest at the date of conversion.

FORM 10-QSB	SEPTEMBER 30, 2006

6.	NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000. Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783. A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010. The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. Under the terms of the promissory note, $50,000 was to be withheld in escrow until the Company delivers an executed landlord waiver from Beth Israel Medical Center to Cherry Creek. As of September 30, 2006 the waiver had not been delivered.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction.

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

7.	RELATED PARTY TRANSACTIONS

In September, the Company’s wholly-owned subsidiary Imagin Nuclear Partners purchased from Positron Corporation, a refurbished HZL Positron Emission Tomography (“PET”) Imaging system. The machine is being used at the cardiac imaging center located in Beth Israel Medical Center in New York City. The total cost of the machine, which includes sales tax and installation was $234,760. As of September 30, 2006 the company owes Positron Corporation $ 167,290.

8.	STOCKHOLDERS’ EQUITY

On January 2, 2006, the Company entered into a settlement agreement with a non-affiliated shareholder whereby the Company issued 481,481 shares of the common stock in full and final satisfaction of unpaid and unreimbursed expenses and advances made on behalf of the Registrant in the aggregate amount of $13,000. The obligation was converted at the closing bid price of the Company’s common stock as of the settlement date ($0.027).

On January 2, 2006 the Company entered into an additional settlement agreement with Patrick Rooney, the Registrant’s former Chairman, President and Chief Executive Officer and affiliate shareholder whereby Mr. Rooney agreed to accept 7,054,825 of the Company’s common stock in exchange for the full and final satisfaction of unpaid and unreimbursed expenses in the aggregate amount of $253,974. The obligation was converted into shares of the Company’s common stock at the average of the closing bid price five (5) trading days preceding the conversion ($0.036).

FORM 10-QSB	SEPTEMBER 30, 2006

During the nine months ended September 30, 2006 the Company issued 9,050,000 shares of common stock in exchange for consulting services and other professional services and recorded consulting fees expenses of $763,000 to reflect the fair market value of the common shares issued.

FORM 10-QSB	SEPTEMBER 30, 2006

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

Commencement of Operations of Imagin Nuclear Partners

Results for the nine months ended September 30, 2006 include the operations of the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”). In 2006 INP commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City. Prior to INP’s operations the Company was a development stage company generating very little revenue. In 2005 Imagin’s Board of Director’s resolved to change the Company’s principal operations from multimedia encryption technology to Positron emission tomography and medical imaging.

Results of Operations

The Company had net losses of $98,702 and $917,742 for the three and nine month periods ended September 30, 2006, respectively. Net losses for the same periods in 2005 were $31,628 and 137,859, respectively. The Company issued a significant amount of common stock in exchange for consulting services which resulted in the significant increase in net loss in 2006 as compared to 2005.

Revenues

INP generated revenue through patient scans at the Beth Israel facility. Revenue includes both in-patient and out-patient scans at the facility and totaled $43,991 and 186,586 for the three and nine month period ended September 30, 2006, respectively. Gross revenues for outpatient scans have been adjusted to reflect management’s estimate of amounts reimbursable by Medicare, Medicaid and insurance carriers. Cost of revenues, which are mostly fixed monthly costs involved with performing scans including operation of the PET imaging machines, were $103,900 and $271,050 for the three and nine month periods, respectively.

Operating Expenses

Marketing general and administrative expenses for the three months and nine months ended September 30, 2006 were $40,252 and $130,783, respectively as compared to $3,167 and $18,985 for the same periods in 2005. The significant increases are due primarily to administrative costs at the Beth Israel facility including rent, personnel and other overhead.

Professional fees for the three and nine month period ended September 30, 2006 were $15,984 and 810,611, respectively. For the same periods in 2005 professional fees totaled $22,644 and 102,602. During 2006 the Company issued common stock in exchange for consulting and other fees. The fair market value of the shares issued was $763,000 of this amount, $521,000 was paid to individuals providing the Company various financial consulting services. Other professional fees include legal and accounting.

Other Income (Expense)

Interest income represents accrued interest on the notes receivable from Positron Corporation, including amortization of discount, through the date of conversion to Positron Series B Preferred Stock. Interest income was $20,357 and $145,218 for the three and nine months ended September 30, 2006, respectively. No interest income was recorded for the same periods in 2005.

Other expense for the nine months ended September 30, 2006 includes a $25,000 settlement payment to a former officer of the Company’s wholly-owned subsidiary Cipher Multimedia Inc.

FORM 10-QSB	SEPTEMBER 30, 2006

Financial Condition

The Company had cash and cash equivalents of $9,413 and accounts receivable of $178,884 on September 30, 2006. On the same date, accounts payable and accrued liabilities outstanding totaled $302,397. The Company is dependent upon the success of INP and PET scanning and/or raising additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

The Company’s principal source of cash flows since inception has been through notes payable to shareholders or other related parties and issuances of common stock.

On September 30, 2006 the Company had an accumulated deficit of $1,903,648 and total equity of $989,684.

FORM 10-QSB	SEPTEMBER 30, 2006

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

FORM 10-QSB	SEPTEMBER 30, 2006

ITEM 3. Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2006 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-QSB	SEPTEMBER 30, 2006

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

Effective August 18, 2006 Joseph G. Oliverio commenced service as the Registrant’s Chief Executive Officer. Mr. Oliverio was also appointed to serve on the Registrant’s Board of Directors. Cory Conn, who had served as the Registrant’s Chief Executive Officer, resigned in that capacity and will serve as the Registrant’s Chief Financial Officer and remain a member of the Board of Directors. Neil Sy resigned his appointment as the Registrant’s Chief Financial Officer, but will remain the Registrant’s Chairman.

ITEM 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 14, 2006.

Imagin Molecular Corporation

By: /s/ Joseph G. Oliverio

Joseph G. Oliverio
Chief Executive Officer, Director

FORM 10-QSB	SEPTEMBER 30, 2006

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith