Form 10KSB
period 2006-12-31
IMAGIN MOLECULAR CORP
filed 2007-04-02
CIK 1047540

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒  Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:
For the year ended December 31, 2006

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

Common Stock, $.001 par value per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Registrant's revenues for its most recent fiscal year: $183,198

Market value of Common stock held by non-affiliates at April 2, 2007:$4,170,797.

Shares of Common Stock outstanding at April 2, 2007: 67,863,2847 shares

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☒  No ☐

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Imagin Molecular Corporation a Delaware corporation (“Imagin”, the “Registrant” or the “Company”) is focused on business opportunities in positron emission tomography (PET) through holdings in strategically related divisions based in the manufacturing of PET devices ownership of PET imaging centers and the diagnosis and treatment of cancer, heart and neurological diseases. PET is an advanced medical diagnostic imaging procedure used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. Through its wholly owned subsidiary, Imagin Nuclear Partners, a New York Corporation (“INP”) the Registrant intends to acquire, operate and administer out-patient medical diagnostic imaging centers that utilize PET and PET/CT scanning equipment. INP specializes in using evidence based bioinformatics specifically positioned in the market to provide the maximal cost effective benefit to their joint venture partner and the community. The Registrant is also the parent of Positron Acquisition Corporation, a Nevada corporation (“PAC”) which is the holder of 8,026,000 shares of common stock and 722,358 shares of Series B Convertible Preferred Stock of Positron Corporation, a publicly owned Texas Corporation (“Positron”), the manufacturers of certain of the PET scanners Imagin uses in its operations. Imagin Molecular Corporation is also the parent of Cipher Multimedia, Inc. formed in August 2002 as a new media marketing and distribution solution company that provides distribution solutions for publishers of digital content.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

CORPORATE ORGANIZATION

Imagin Molecular Corporation was incorporated under the laws of the State of Colorado on September 19, 1997 as Buffalo Capital VIII, Ltd. (“Buffalo”). The Company commenced its operations upon incorporation. On June 21, 2000, the shareholders of Buffalo approved the merger of Buffalo with and into the Registrant. The merger was effected on July 14, 2000. As a result, the corporate domicile and name of Buffalo were changed to Delaware and Momentum Holdings Corporation (“Momentum”), respectively.

On September 15, 2003, Cipher Multimedia, Inc., an Illinois corporation (“Cipher”) and Momentum executed a Share Exchange Agreement whereby Momentum exchanged 14,052,800 newly issued shares of common stock for all of the issued and outstanding shares of capital stock of Cipher. As a result of the purchase and exchange of shares, Cipher acquired voting control of Momentum on August 19, 2003 and became Momentum's majority shareholder. The total number of issued and outstanding shares of Momentum after the Exchange increased to 16,452,811.

On November 24, 2003, the Company amended its Articles of Incorporation to change the name of the Company to Cipher Holding Corporation and to increase its authorized capital stock to 100,000,000 shares, of which 95,000,000 are common and 5,000,000 are "blank check" preferred stock authorizing the Company's Board of Directors to set the rights and preferences of the preferred stock without further stockholder action.

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

On March 13, 2007, the Registrant redomiciled Cipher as a Nevada corporation through a merger with and into Cipher Multimedia, Inc., a Nevada corporation.

BUSINESS DEVELOPMENT

Through its wholly-owned subsidiary, Imagin Nuclear Partners Corporation, the Company utilizes Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to diagnose and treat patients with coronary artery disease and patients who are at risk of developing coronary heart disease. The Company will attempt to establish heart health centers to provide imaging technology for the diagnosis and non-invasive management of coronary artery disease. The Company plans to use PET perfusion imaging and vigorous risk factor modification programs to diagnose and guide the management of patients with coronary artery disease. This program is aimed at the regression of coronary atherosclerosis and stabilization of plaque to prevent the clinical events of myocardial infarction, sudden death and unstable coronary syndromes requiring invasive intervention (PTCA or bypass surgery).

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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Studies have shown that the utilization of PET imaging technology is a cost-effective approach to the diagnosis of coronary artery disease when compared to the cost of utilizing traditional imaging technology and invasive procedures. The current approximate cost of a PET scanner, in excess of $1,500,000 continues to prevent wide spread acceptance of the technology. The Company believes that if the technology could be offered at prices equivalent to the less accurate, less expensive, routinely used, diagnostic exam of Single Photon Emission Computed Tomography (SPECT) that the barriers to entry will be significantly reduced leading to an increased utilization.

The Company intends to establish regional heart health centers throughout North America as freestanding outpatient facilities that will provide the most advanced imaging technology for the diagnosis and non-invasive management of coronary artery disease. An outstanding physician, nursing and technical staff will deliver this unsurpassed level of care. The Company’s key strengths are operational expertise in state-of the art cardiovascular PET imaging technology, effective clinical algorithms for coronary artery disease regression and an experienced management team.

The Company’s operational expertise is based on the pioneering work of renowned cardiologist Dr. K. Lance Gould and Dr. Michael E. Merhige on coronary artery disease reversal and prevention through aggressive noninvasive medical management guided objectively in each individual patient by PET. When PET guided results were compared to conventional management using Single Photon Emission Computed Tomography (SPECT), the experience resulted in a 50% reduction in the utilization of angiography and bypass surgery with an associated 25% reduction in treatment costs. Patient outcome analysis demonstrated a 50% reduction in cardiac mortality and a 50% reduction in myocardial infarction or heart attack.(4) This represents a “win-win-win”, for patients, practitioners and health care payers, through decreased utilization of the invasive management of coronary artery disease (CABG and angiography).

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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Diet Modification - The diet that we currently recommend is no more than 10% of calories as fat. This includes unrestricted vegetables and protein in the form of skinless chicken, turkey, buffalo meat, venison, fish and all shellfish. Beef and pork are once a month items. Fruit is appropriate for desert. For over weight patients, carbohydrates sources such as bread, potatoes, rice, pasta, pastry and sweets have to be portion controlled to achieve lean body mass. Once lean mean body mass is achieved, we add back enough of carbohydrates to stay at a static weight.

Exercise Program - The three essential criteria for a successful program of physical activity are (1) to determine individual preferences for the type of exercise, (2) activity for at least thirty to sixty minutes per day for five to six days per week, (3) do something each day even if the required minimum can not be met.

MARKET ENVIRONMENT

Coronary artery disease (CAD), remains the major cause of death in the U.S., claiming over 650,000 lives annually, which constitutes more than 25% of all deaths in adults over 35 years of age. Moreover, nearly twice this number of acute myocardial infarctions occur each year. 60% of acute myocardial infarction and sudden death occur unexpectedly, in previously apparently healthy people, with no antecedent symptoms.

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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Relationship with Beth Israel Hospital

In February 2006, Imagin Nuclear Partners purchased a Positron HZL-R Imaging Camera from Positron as well as a CTI Infusion Cart from Bracco Diagnostics, Inc. Inc. The Company operates a PET center under the name Imagin Nuclear Partners in Beth Israel Hospital. The Company’s intention is to leverage its existing relationship with the New York State Department of Health Cardiac Advisory Committee to secure a “pilot program” aimed at demonstrating the cost efficacy of cardiac PET in selected markets on predetermined procedure indications. The company desires to keep the existing relationship with Beth Israel Hospital. Beth Israel provides Imagin Nuclear Partners Corporation a technologist and space in the hospital in exchange for a pre-negotiated volume of Imagin Nuclear Partners Corporation patients.

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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Materials

The company obtains PET Scanners used in the operation of its imaging business from Positron Corporation who is the obligor on the Convertible Notes we acquired from Imagin Diagnostic Centers, Inc. that were subsequently converted to Positron preferred shares.

Customers

Customers for our imaging operations will be patients of the medical centers with whom we intend to conduct our business either through joint ventures or equity ownership.

Patents

We do not have any patents or patents pending and rely on the intellectual property rights of Positron Corporation and other third-party suppliers.

CIPHER MULTIMEDIA, INC.

Cipher Multimedia, Inc., a Nevada Corporation (“Cipher”) was formed in August 2002. Cipher is a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology. Cipher’s technology and services allow publishers and distributors to distribute digital content in a secure format to mass markets. Secured video and software content is distributed through new and existing commercial product offerings and distribution channels.

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”). In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock. Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer. On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick G. Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock. On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.

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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Target Markets

Cipher intends to market its goods and services to publishers and distributors that mass market and deliver secured full-feature video content through existing channels. Cipher’s target partners include major and independent film studios, monthly magazine and catalog companies, online and retailers, original computer equipment manufacturers, internet service providers and digital content direct marketing companies. Cipher intends to target advertisers and sponsors to promote their products on the content that is delivered.

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

Revenue Sources

Cipher potentially has several different revenue sources. Each partner and campaign is unique; therefore revenue sources are determined on a campaign by campaign basis.

The potential revenue sources consist of the following:

Revenue sharing with publishers and distributors on sale of digital content
Promotional fees from advertisers

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

License fees from publishers and distributors
Service fees based on technology provided to deliver product

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

On May 23, 2005, as an initial step, we acquired two convertible notes receivable issued by Positron (the “Positron Notes”) in favor of IDC. The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock that are in turn convertible, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share. Imagin acquired the Positron Notes in exchange for 30,000,000 newly issued shares of Imagin’s common stock. On September 30, 2006, Imagin exchanged the Positron Notes for a total of 762,358 of Positron’s Series B Collectible Preferred Stock, par value $1.00 per share (the “Series B”). The Series B are convertible into shares of Positron’s common stock, par value $0.001 per share, at the rate of 100 shares of Common stock for each Series B. On September 7, 2006, PAC converted 40,000 shares of Series B into 4,000,000 shares of common stock.

Positron designs, manufactures and markets medical imaging devices utilizing Positron Emission Tomography (“PET”) technology. PET technology permits the measurement of the biological processes of organs and tissues and produces anatomical and structural images. PET systems are used by physicians in the diagnosis and management of heart disease and certain other neurological and oncological illnesses.

Following the acquisition of the Positron Notes, the Company changed its principal operations from multimedia encryption technology to positron emission tomography and medical imaging and related services.

EMPLOYEES

On April 2, 2007, the Company had three full-time and one part-time employees.

ITEM 1A - RISK FACTORS

We also caution you that this Annual Report contains forward-looking statements. The words "believes," "should be," "anticipates," "plans," "expects," "intends," and "estimates," and similar expressions identify these forward-looking statements. These forward-looking statements are contained principally under the headings "Summary," "Risk Factors," "Financial Statements," "Management's Discussion and Analysis of Operations," "Business," and "Management." Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, our expectations may not prove to be correct. Because these forward-looking statements are also subject to risks and uncertainties, actual results may differ materially from the expectations expressed by these forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in our forward-looking statements include the following risk factors:

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Risks Associated with Technological Change

The market in which the Registrant will compete is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of the Internet and e-commerce. Accordingly, the Registrant's future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards. The Registrant's failure to successfully adapt to such changes in a timely manner could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Need for Future Funding

We may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms and may involve a substantial dilution to our shareholders. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations.

If we are unable to obtain additional financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain additional financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

Potential Decrease in Market Price

Sales of substantial amounts of our common stock in the public market could decrease the prevailing market price of our common stock. If this is the case, investors in our shares of common stock may be forced to sell such shares at prices below the price they paid for their shares, or in the case of the investors in the May 2006 financing, prices below the price they converted their notes and warrants into shares. In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

General condition of the healthcare market

The Company’s business is subject to global economic conditions, and in particular, market conditions in the healthcare industry. The Company’s operations may be adversely affected by the continued declines in employee benefit spending by large corporations and small to medium sized businesses. If global economic conditions worsen, or a prolonged slowdown in providing such benefits exists, then the Company may experience adverse operating results.

ITEM 2. DESCRIPTION OF PROPERTY

The Registrant leases its current office space in Oak Brook, Illinois on a month to month basis.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately November 1996, the Registrant's common stock, its only class of trading equity securities, has been traded on the NASD OTC Bulletin Board (“OTCBB”) under the symbol "IMGM.OB". The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years as reported by the OTCBB. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2005	High Bid	Low Bid

Fourth Quarter	.09	.03
Third Quarter	.44	.06
Second Quarter	.60	.17
First Quarter	.65	.18

Year Ended December 31, 2006	High Bid	Low Bid

Fourth Quarter	.08	.04
Third Quarter	.19	.07
Second Quarter	.39	.12
First Quarter	1.08	.04

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

(b) Holders

As of December 31, 2006, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share was 900. The Registrant's only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	900

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2006 and 2005. There are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Imagin Molecular Corporation refocused its business strategy in April 2005 to concentrate on business opportunities in positron emission tomography (PET) through holdings in strategically related divisions based in the manufacturing of PET devices ownership of PET imaging center and the diagnosis and treatment of cancer, heart and neurological diseases. PET is an advanced medical diagnostic imaging procedure used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease.

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

Relationship with Beth Israel Hospital

In February 2006, Imagin Nuclear Partners purchased a Positron HZL-R Imaging Camera from Positron as well as a CTI Infusion Cart from Bracco Diagnostics, Inc. The company operates a PET center under the name Imagin Nuclear Partners in Beth Israel Hospital. The Company’s intention is to leverage its existing relationship with the New York State Department of Health Cardiac Advisory Committee to secure a “pilot program” aimed at demonstrating the cost efficacy of cardiac PET in selected markets on predetermined procedure indications. The company desires to keep the existing relationship with Beth Israel Hospital. Beth Israel provides Imagin Nuclear Partners Corporation a technologist and space in the hospital in exchange for a pre-negotiated volume of Imagin Nuclear Partners Corporation patients.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Results of Operations

Between 2002 and 2005 the Company was in a development stage with limited operations. All revenues during this period were derived from Cipher Multimedia’s digital distribution. As of December 31, 2005 total revenues from inception in 2002 were approximately $6,000 and total operating expenses during the same period were approximately $976,000. Results for the year ended December 31, 2006 include the operations of INP including the operations at Beth Israel Hospital. All of the Company’s revenues and a large majority of its operating expenses were generated by INP during the year ended December 31, 2006.

For the years ended December 31, 2006 and 2005, the Company had net losses $972,817 and $75,318, respectively. The current year net loss includes an operating loss of $1,070,210. In addition to a gross loss on scans, the Company issuance a significant amount of its common stock in exchange for services, contributed to the significant increase of the losses.

Revenues - Revenue was generated exclusively from PET scans at Beth Israel Hospital and totaled $183,198 for the year ended December 31, 2006. Gross revenues from patient scans have been adjusted to reflect management’s estimate of reimbursable amounts. Contractual adjustments arise due to the terms of reimbursement of Medicaid, Medicare, and managed care providers and represent the difference between charges at established rates and estimated recoverable amounts. Adjustments are recognized as a reduction of revenue in the period the services are rendered. Since INP has a very limited history of reimbursement rates, management has reduced gross revenues by 40% to reflect potential contractual adjustments, an amount it believes to be conservative. Costs of revenues, which consist primarily of monthly fixed costs associated with performing the scans, operating the imaging camera and CTI infusion were $343,254. Gross loss for the year amounted to $160,056.

Operating Expenses - Marketing and general and administrative expenses for the year ended December 31, 2006 were $57,617 compared to $22,113 for the year ended December 31, 2005. The increase over last year is due primarily to costs associated with INP and operating the Beth Israel Facility including consulting fees and depreciation expenses that were not incurred in 2005. Professional fees increased to $852,537 from $169,707 for the years ended December 31, 2006 and 2005. The Company recorded professional fees expenses of $763,700 related to shares of its common stock that were issued for services performed, the majority of which was issued to firms promoting Imagin common stock to the market place. In the prior year $57,295 worth of common stock was issued for services. Other professional fees consist primarily of legal and accounting expenses.

Other Income (Expense) - Interest income represents accrued interest on the notes receivable from Positron Corporation, including amortization of discount, through the date of conversion to Positron Series B Preferred Stock. Interest income for the year ended December 31, 2006 was $145,218 compared to $138,848 for the year ended December 31, 2005.

Interest expense represents interest paid and accrued in 2006 on notes payable including $13,000 for a related party note payable and approximately $8,000 for a note payable to Cherry Creek Capital Partners, an unrelated party to whom the Company issued a 12% secured promissory note to on September 11, 2006 in the amount of $300,000. Interest expense for the year ended December 31, 2005 was $25,624 and was all for related party notes or advances to shareholders, two of these notes payable were settled in January 2006.

Other expense for the year ended December 31, 2006 includes a $25,000 settlement payment made on behalf of a former officer of the Company’s wholly-owned subsidiary Cipher Multimedia Inc.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

FINANCIAL CONDITION

The Company had cash and cash equivalents of $3,138 and accounts receivable of $163,359 on December 31, 2006. On the same date, accounts payable and accrued liabilities outstanding totaled $255,823 The Company is dependent upon the success of INP and PET scanning and/or raising additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

The Company’s principal source of cash flows since inception has been through notes payable to shareholders or other related parties and issuances of common stock.

On December 31, 2006 the Company had an accumulated deficit of $1,958,723 and total equity of $935,309.

ITEM 7. FINANCIAL STATEMENTS

The required Financial Statements and notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On July 12, 2006, Imagin Molecular Corporation (the "Registrant") dismissed Bloom & Co., LLP as its independent registered public accounting firm. This action was approved by the Registrant's Board of Directors. The reports of Bloom & Co., LLP on their audit of the financial statements of the Registrant as of and for the two most recent fiscal years prior to dismissal contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: the report on the Registrant's financial statements as of and for the years ended December 31, 2004 and December 31, 2005, which financial statements and report were included in the Registrant's Annual Report on Form 10-KSB for the years ended December 31, 2004 and 2005, respectively, contained a separate paragraph that included a statement that the Registrant's recurring operating losses and working capital deficiencies raised substantial doubt about the Registrant's ability to continue as a going concern.

During the Registrant's two most recently completed fiscal years and the subsequent interim period through July 12, 2006, the date of the Registrant's dismissal of Bloom & Co., LLP, there were no disagreements with Bloom & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bloom & Co., LLP, would have caused them to make reference thereto in its report on the financial statements for such years. During the Registrant's two most recently completed fiscal years and through July 12, 2006, none of the reportable events specified in Item 304(a)(v) of Regulation S-K have occurred.

On July 10, 2006, the Registrant engaged Frank L. Sassetti & Co. to be its independent registered public accounting firm. The Registrant's engagement of Frank L. Sassetti & Co. was approved by the Registrant's Board of Directors.

During the two most recent fiscal years and through July 10, 2006, the Registrant has not consulted with Frank L. Sassetti & Co. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Frank L. Sassetti & Co. concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION.

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”). In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock. Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer. On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock. On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served a such:

SUMMARY COMPENSATION TABLE

Name	Duration and Date Of Expiration of Present Term	Position and Office With Registrant	Age and Director Since

Joseph G. Oliverio	One year	Chief Executive	37
	December 31, 2007	Officer, Director	August 18, 2006
Corey Conn	One year	Chief Financial	45
	December 31, 2007	Officer, Director	August 19, 2003
Neil Sy	One year	Chairman,	37
	December 31, 2007	Director	August 19, 2005

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Joseph G. Oliverio - Age 37, Mr. Oliverio commenced service as the Company’s Chief Executive Officer and was also appointed to serve on the Company’s Board of Directors. Mr. Oliverio also serves as the President of Positron Corporation, a publicly-owned Texas corporation, and affiliate of the Registrant. From 1995 to 2006, Mr. Oliverio was the former Chief Operating Officer of Michael E. Merhige, M.D., LLC, a well known coronary disease reversal and prevention center in Niagara, New York. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo. Mr. Oliverio is a certified nuclear medicine technologist.

Corey Conn - Age 45, Chief Executive Officer, Director: Mr. Conn is a co-founder of Cipher Multimedia, Inc. Mr. Conn also serves as the Chief Financial Officer of Positron Corporation, a publicly-owned Texas corporation, and affiliate of the Registrant. Since September, 1999. Mr. Conn has served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm. Previously, Mr. Conn was Vice President of Business Development at iLX, an e-business and e-transformation services provider from June 1996 to September 1999. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002.

Neil Sy - Age 37, Chairman, Director: Mr. Sy is currently engaged in capital raising ventures including consumer medicine and real estate properties in Chicago, Illinois and Las Vegas, Nevada. Prior thereto and from 1997 to 2003, Mr. Sy was a member of the Chicago Board Options Exchange as a market maker. Prior thereto, and from 1992 to 1997, Mr. Sy worked on the Chicago Board Options Exchange as a trade manager. Mr. Sy received a Bachelor’s Degree in Business Administration from Southern Illinois University.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Code of Ethics

The Registrant has adopted its Code of Ethics and Business Conducts that applies to all officers, directors, and employees of the Registrant. The Code of Ethics is filed as Exhibit ____ hereto.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2006, the aggregate compensation paid to, accrued or set aside for any executive officer or director of the Registrant was $0.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Position	Year	Salary (2)

Joseph G. Oliverio (2)	2006	0
Chief Executive Officer, Director	2005	N/A
	2004	N/A

Patrick G. Rooney	2006	N/A
Former Chief Executive Officer	2005	0
	2004	0

Corey Conn	2006	0
Chief Financial Officer, Director	2005	0
	2004	0

Neil Sy	2006	0
Chairman, Director	2005	0
	2004	N/A

(1) Effective August 18, 2006 Joseph G. Oliverio commenced service as the Registrant’s Chief Executive Officer. Mr. Oliverio was also appointed to serve on the Registrant’s Board of Directors. Corey Conn, who has served as the Registrant’s Chief Executive Officer, resigned in that capacity and will serve as the Registrant’s Chief Financial Officer and remain a member of the Board of Directors. Neil Sy resigned his appointment as the Registrant’s Chief Financial Officer, but will remain the Registrant’s Chairman.

(2) No officer received any bonus or other compensation.

During the fiscal years ended December 31, 2006 and 2005, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2006, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Patrick G. Rooney	15,407,625	22.90%
Imagin Diagnostic Centers, Inc	7,419,200	11.03%

(b) Security Ownership of Management. The following information is furnished as of December 31, 2006, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Joseph G. Oliverio	--	--
104 W. Chestnut # 315
Hinsdale, IL 60521

Corey Conn	800,000	1.19%
104 W. Chestnut # 315
Hinsdale, IL 60521

Neil Sy	360,000.54%
104 W. Chestnut # 315
Hinsdale, IL 60521

All Officers and Directors	1,160,000	1.73%
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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Also on January 2, 2006 the Registrant entered into an additional settlement agreement with Patrick G. Rooney, the Registrant’s former Chairman, President and Chief Executive Officer and affiliate shareholder whereby Mr. Rooney agreed to accept 7,054,825 of the Registrant’s common stock in exchange for the full and final satisfaction of unpaid and unreimbursed expenses in the aggregate amount of $253,973. The obligation was converted into shares of the Registrant’s common stock at the average of the closing bid price five (5) trading days preceding the conversion ($.036)

On December 29, 2006, the Registrant authorized the issuance of 586,667 shares of common stock to John Rooney, brother of the Registrant’s former President and Chairman, as partial settlement of a note payable due in the amount of $130,000. The note, which was due on December 31, 2006, convertible into 1,386,667 shares of the Registrant’s common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2006 and 2005 by our auditors. The Company’s auditors were Frank L. Sassetti & Co. for the fiscal year ended December 31, 2006 and Bloom & Co., LLP, for the fiscal year ended December 31, 2005.

	2006	2005
Audit Fees (1)	$30,000	$37,671
Non-Audit Fees:	--	--
Audit Related Fees (2)	--	--
Tax Fees (3)	--	--

Total Fees paid to auditors	$30,000	$37,671

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

The Board of Directors has considered the role of Frank L. Sassetti & Co. in providing certain tax services to Imagin and has concluded that such services are compatible with Frank L. Sassetti Co.’s independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then he responsible for approving audit fees. We are looking for new board members that would be qualified to serve on an audit committee. When the audit committee is formed one of their first assignments will be to propose to the board a code of ethics.

The Board of Directors has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Board of Directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Board of Directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Board of Directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 2, 2007.

Imagin Molecular Corporation

By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Officer,
Director

By:	/s/Corey Conn
Corey Conn
Chief Financial Officer,
Director

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Imagin Molecular Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Imagin Molecular Corporation as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imagin Molecular Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ Frank L. Sassetti & Co.

March 26, 2007
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

BLOOM & CO., LLP 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550:	TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors Imagin Molecular Corporation
(previously known as Cipher Holding Corporation )
3801 N Washington St. Oak Brook, IL 60523

We have audited the Consolidated balance sheet of Imagin Molecular Corporation, as of December 31, 2005 and the related consolidated statements of operations, accumulated deficit, and cash flows for the years ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagin Molecular Corporation as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Imagin Molecular Corporation will continue as a going concern. As discussed in Note 3, the Company had sustained accumulated losses of $1,124,754, from inception to December 31, 2005 and has a net working capital deficiency of $565,696 as of December 31, 2005 that raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the successful completion of management plans to raise equity capital to finance the operating and capital requirements of Imagin Molecular Corporation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bloom & Co., LLP
Bloom & Co., LLP
Hempstead, New York
April 17, 2006

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005
Current assets:
Cash	$3,138	$1,376
Accounts receivable	163,539	--

Total current assets	166,677	1,376

Property and equipment, net	234,666	--

Other assets:
Investment in securities of Positron Corporation	1,588,066
Interest Receivable - Positron notes	--	72,226
Convertible notes receivable	--	1,370,622

Total assets	$1,989,409	$1,444,224

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$97,577	$61,195
Advances from shareholders'	69,616	253,974
Advances from affiliates	50,000	50,000
Accrued expenses	158,246	--
Current portion of promissory note	81,684	--
Notes payable	130,000	143,000
Advance from affiliate	185,385	--
Interest Payable	75,732	58,903

Total current liabilities	848,240	567,072

Promissory note payable	205,860	--

Stockholders’ equity:
Preferred Stock, 5,000,000 shares Authorized, no shares Issued and outstanding	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized and 67,276,617 and 50,680,311 shares issued and outstanding, on December 31, 2006 and 2005.	67,277	50,680
Additional paid-in capital	2,826,755	1,812,378
Accumulated deficit	(1,958,723)	(985,906)

Total stockholders' equity	935,309	877,152

Total liabilities and stockholders' equity	$1,989,409	$1,444,224

The accompanying notes are an integral part of the financial statements.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenues	$183,198	$3,278

Costs of revenues	343,254	--

Gross loss	(160,056)	3,278

Operating expenses:
Professional fees	852,537	169,707
Marketing, general and administrative	57,617	22,113

Total operating expenses	910,154	191,820

Loss from operations	(1,070,210)	(188,542)

Other income (expenses):
Interest income	145,218	138,848
Interest expense	(24,717)	(25,624)
Legal settlement	(25,000)	--
Other	1,892	--
Total other income	97,393	113,224

Net loss	(972,817)	(75,318)

Income taxes	--	--

Net loss	$(972,817)	$(75,318)

Per share amounts:
Loss per share	$(.015)	$(.002)

Weighted average common Shares	65,612,591	50,680,311

The accompanying notes are an integral part of the financial statements.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Number of Shares	Common Stock	Additional paid in Capital	Deficit	Total

January 1, 2005	19,205,311	$19,205	$482,558	$(910,588)	$(408,825)

Common shares issued for services	1,475,000	1,475	55,820	--	57,295
Common shares issued for note	30,000,000	30,000	1,274,000	--	1,304,000
Net loss	--	--	--	(75,318)	(75,318)

December 31, 2005	50,680,311	50,680	1,812,378	(985,906)	877,152

Common shares issued for services	9,060,000	9,060	754,640	--	763,700
Common shares issued for debt repayment	7,536,306	7,537	259,737	--	267,274
Net loss	--	--	--	(972,817)	(972,817)

December 31, 2006	67,276,617	$67,277	$2,826,755	$(1,958,723)	$935,309

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities::
Net loss	$(972,817)	$(75,318)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	9,536	--
Common stock issued for services	763,700	57,295
Amortization of discount on notes receivable	(54,378)	--
Amortization of bond discount	--	(66,622)
Changes in operating assets and liabilities
Accounts receivable	(163,539)	--
Interest receivable	(93,638)	(72,226)
Accounts payable and accrued liabilities	194,628	40,000
Interest payable	16,829	25,622

Net cash used in operating activities	(299,679)	(91,249)

Cash flows from investing activities:
Purchase of fixed assets	(241,105)	--

Net cash used in investing activities	(241,105)	--

Cash flows from financing activities:
Advances from shareholders	69,616	91,000
Proceeds from promissory note	305,111	--
Payment of notes	(17,566)	--
Advance from affiliate	185,385	--

Net cash provided by financing activities	542,546	91,000

Net increase (decrease) in cash	1,762	(249)

Cash at beginning of period	1,376	1,625

Cash at end of period	$3,138	$1,376

Supplemental cash flow information:
Interest paid	$2,780	$--
Income taxes paid	--	--

The accompanying notes are an integral part of the financial statements.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2006

On January 4, 2006, the Company issued 481,481 shares of common stock to a non-affiliated shareholder in final satisfaction of a $13,000 advance made to the Company. The shares were valued at $0.027 per share.

On January 4, 2006, the Company issued 7,054,825 shares of common stock to an affiliated shareholder in final satisfaction of a $253,974 advance made to the Company. The shares were valued at $0.036 per share.

On April 13, 2006, the Company issued 50,000 shares of common stock to a consultant for services performed. The shares were valued at $0.26 per share.

On May 26, 2006, the Company issued 3,000,000 shares of common stock to a consultant for services performed. The shares were valued at $0.17 per share

During September 2006, the Company converted notes receivable and accrued interest due from Positron Corporation into 762,358 shares of Positron Corporation Series B Preferred Stock, par value $1.00. The Company subsequently converted 40,000 shares of Positron Series B Preferred Stock into 4,000,000 shares of Positron Corporation common stock.

On November 29, 2006, the Company issued 10,000 shares of common stock to a consultant for services performed. The shares were valued at $0.07 per share

2005

On March 28, 2005, the Company issued 200,000 shares of common stock to a consultant for website development services performed. The shares were valued at $.04 per share.

On April 5, 2005, the Company issued 100,000 shares of common stock to a consultant for services performed. The shares were valued at $.008 per share.

On June 23, 2005, the Company issued 125,000 shares of common stock to a consultant for services performed. The shares were valued at $.008 per share.

On June 29, 2005, we purchased Positron Corp. convertible promissory notes from Imagin Molecular Corp. for 30,000,000 restricted shares valued at $1,304,000. The value was determined by the actual cash paid by Imagin for the notes. The shares were valued at $.004 per share.

In December 2005, the Company issued 250,000 and 800,000 shares of common stock to two consultants for services performed. The shares were valued at $.03 and $.05 per share, respectively.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (Imagin) (FKA) Cipher Holding Corporation ("Cipher") was originally incorporated under the laws of the State of Colorado. Imagin commenced operations upon incorporation and has been in the development stage through the first quarter of 2006 and has had very little revenue. Imagin’s wholly-owned subsidiary Cipher Multimedia, Inc. operates Imagin’s original business, a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

In 2005 Imagin’s Board of Director’s resolved to change the Company’s principal operations from multimedia encryption technology to positron emission tomography and medical imaging. Operations began in the second quarter of 2006 and the Company no longer operates in the development stage. See Positron Acquisition Corp. and Imagin Nuclear Partners discussions below.

Positron Acquisition Corp.

On April 19, 2005, the Company organized a wholly owned subsidiary, under the laws of the state of Nevada, named Positron Acquisition Corp. (“PAC”). Imagin’s original intent to create PAC was to acquire controlling interest in Positron Corporation (“Positron”), a publicly owned Texas corporation. Imagin no longer intends to acquire a controlling interest in Positron and PAC now serves as a holding company for Positron Corporation’s securities.

On May 23, 2005 our Board of Directors and shareholders holding approximately 60.1% of the Company’s issued and outstanding and common stock par value $.001 per share (the “Common Stock”), approved a Securities Exchange Agreement (the “Exchange”) between our wholly-owned subsidiary Positron Acquisition Corp., a Nevada corporation (“PAC”) and Imagin Diagnostic Centres, Inc., a Canadian corporation (“IDC”). Pursuant to the terms of the Exchange, we issued 30,000,000 shares (the “Exchange Shares”) of our common stock, par value $.001 per share (the “Common Stock”) in exchange for three convertible promissory notes issued by Positron Corporation, a publicly owned Texas corporation (the “Positron Notes”). The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock which convert, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share (the “Conversion Shares”).

In accordance with the terms of the Exchange, Exchange Shares were distributed to the equity holders of IDC.

Imagin Nuclear Partners Corporation

In 2006, the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”) commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City. The Company has performed PET imaging on nearly 200 hundred patients and expects volume to increase once marketing efforts result in increased physician awareness.  The Company operates under a memorandum of understanding with Beth Israel Medical Center and Manhattan Cardiology, owned by Andrew Van Tosh, M.D., a well known nuclear cardiologist in the New York City imaging community.  The Company is aggressively moving toward definitive agreements with all parties.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of $1,958,723 as of December 31, 2006. The Company’s ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services. Management plans to raise equity capital to finance the operating and capital requirements of the Company. While we are expending our best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that our business plan will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the years ended December 31, 2006 and 2005, the financial statements include the accounts and transactions of Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All Intercompany transactions and balances have been eliminated.

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

Revenue recognition

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The Company recognizes revenue from PET scans when the procedure is performed. Scan revenue represents the amount charged to patients net of contractual adjustments. Contractual adjustments arise due to the terms of reimbursement of Medicaid, Medicare and managed care providers. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized as a reduction of revenue in the period services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period final settlements are determined.

Loss Per Share

Loss per share is computed based on the weighted average number of shares of common stock outstanding. Stock options and warrants are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during each of the periods presented in the Statement of Operations, as the effect would be antidilutive.

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

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes"("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFA No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 did not effect the Company's consolidated financial statements

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The provisions of FIN 48 are not expected to have a material affect the Company's consolidated financial statements.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3. IMAGIN DIAGNOSTIC CENTRES INC. CONVERTIBLE NOTES RECEIVABLE

On June 29, 2005, through our wholly-owned subsidiary Positron Acquisition Corporation, (“PAC”), we purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000. Below is a brief history of those notes. On May 26, 2004 and June 17, 2004, Positron Corporation (“Positron”)) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest were originally due on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The Company and Positron extended the due date to September 30, 2006, on which date the notes were converted to Positron Series B Convertible Preferred Stock.

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

NOTE 4. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $2,000,000, which expire in 2022 through 2026. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred 2003 and 2004 of the Company’s common stock limited the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a rate established monthly by the Internal Revenue Service

For the years ended December 31, 2006 and 2005,, the Company applied the Federal statutory tax rate of 35%.
Deferred income taxes consist of the following December 31, 2006 and 2005:

	2006	2005

Deferred tax assets
Net operating loss carryforwards	$344,000	$318,000
Current year provision	340,000	26,000
	684,000	344,000
Valuation allowance	(684,000)	(344,000)
	$-	$-

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against this asset.

NOTE 5. NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000. Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783, including interest. A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010. The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of December 31, 2006 the principal balance of the promissory note is $287,544 , of which $81,684 is included in current liabilities.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At December 31, 2006, no amounts had been recorded for these items.

Convertible note with related party

On December 28, 2004, the Company modified and amended a promissory note made by Imagin in favor of John Rooney, brother of the Registrant’s former Chairman, President and Chief Executive Officer and current principal shareholder, in the principal amount of $130,000. Pursuant to the terms of the amended note, the Company accepted the obligation for the payment of the note for the release of the obligation of Imagin to repay principal and interest. The due date of the note was extended to December 31, 2006, with interest at the rate of 10%. The note was amended to be convertible into 1,386,667 shares of the Company’s common stock. Additional shares may be converted for unpaid interest at $.09375. As of December 31, 2006 the note and accrued interest of $39,000 was unpaid This interest was converted into 1,787,500 shares of common stock of Cipher Multimedia, Inc., the Company’s wholly-owned subsidiary. On December 29, 2006 the Company authorized the issuance of 586,667 shares of common stock to Mr. Rooney as full and final settlement of the note.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Advances from shareholder

Patrick G. Rooney, the company’s former Chairman, President and Chief Executive Officer, advanced funds to finance the Company’s working capital requirements. On December 31, 2006 and 2005 advances and loans, including accrued interest, made to the Company by Mr. Rooney totaled $98,973 and $253,974, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

In September, INP purchased from Positron, a refurbished HZL Positron Emission Tomography (“PET”) Imaging System. The machine is being used at the cardiac imaging center located in Beth Israel Medical Center in New York City. The total cost of the machine, which includes sales tax and installation was $234,760. The Company also executed a service and maintenance contract with Positron for the machine. In 2006, Positron billed the Company $21,695 under the service contract. On December 31, 2006 the Company owed Positron $185,385.

NOTE 7. STOCKHOLDERS' EQUITY

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

On January 2, 2006 the Company entered into an additional settlement agreement with Patrick G. Rooney, the Registrant’s former Chairman, President and Chief Executive Officer and affiliate shareholder whereby Mr. Rooney agreed to accept 7,054,825 of the Company’s common stock in exchange for the full and final satisfaction of unpaid and unreimbursed expenses in the aggregate amount of $253,974. The obligation was converted into shares of the Company’s common stock at the average of the closing bid price five (5) trading days preceding the conversion ($0.036).

In 2006 the Company issued 9,060,000 shares of common stock in exchange for consulting services and other professional fees and recorded consulting fees expenses of $763,700 to reflect the fair market value of the common shares issued.

NOTE 8. SUBSEQUENT EVENT

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”). In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock. Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer. On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock. On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on April, 2, 2007.

Imagin Molecular Corporation

By: /s/ Joseph G. Oliverio

Joseph G. Oliverio
Chief Executive Officer,
Director

By:/s/ Corey Conn

Corey Conn
Chief Financial Officer,
Director

FY 2006	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

EXHIBITS
31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith
#	Furnished herewith