Form 10QSB
period 2007-03-31
IMAGIN MOLECULAR CORP
filed 2007-05-15
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission File Number: 000-29449

IMAGIN MOLECULAR CORPORATION

Delaware	13-4099008
(State of Incorporation)	(IRS Employer Identification No.)

104 W. Chestnut  #315 Hinsdale, IL 60521
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

Yes ☒	No ☐

As of May 15, 2007, there were 68,663,284 shares of the Registrant’s Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐ No ☒

FORM 10-QSB	MARCH 31, 2007

IMAGIN MOLECULAR CORPORATION

Form 10-QSB for the quarter ended March 31, 2007

FORM 10-QSB	MARCH 31, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited balance sheet of the Registrant as of March 31, 2007, the balance sheet at December 31, 2006, the unaudited statements of operations for the three months ended March 31, 2007 and 2006, and the unaudited statements of cash flows for the three months ended March 31, 2007 and 2006 follow.  The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,235	$3,138
Accounts receivable	181,837	163,539

Total current assets	185,072	166,677

Property and equipment, net	228,227	234,666

Other assets:
Investment in securities of Positron Corp.	1,588,066	1,588,066

Total assets	$2,001,365	$1,989,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,605	$97,577
Advance from shareholders	4,000	69,616
Accrued expenses	188,348	158,246
Current portion of promissory note payable	102,060	81,684
Notes payable - other	--	180,000
Advances from affiliate	225,253	185,385
Interest payable	2,707	75,732

Total current liabilities	625,973	848,240

Promissory note payable	185,484	205,860

Majority interest in consolidated subsidiary	214,723	--

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, no shares issued and outstanding	--	--
Common Stock, $0.001 par value; 95,000,000 shares authorized, 68,663,284 and 67,276,617 shares issued and outstanding, March 31 , 2007 and December 31, 2006	68,663	67,277
Additional paid-in capital	2,955,369	2,826,755
Accumulated deficit	(2,048,847)	(1,958,723)

Total stockholders’ equity	975,185	935,309

Total liabilities and stockholders’ equity	$2,001,365	$1,989,409

See accompanying notes

FORM 10-QSB	MARCH 31, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:	$35,628	$--

Costs of revenues:	68,898	--

Gross loss	(33,270)	--

Operating expenses:
Professional fees	12,101	16,686
Marketing, general and administrative	47,504	6,992

Total operating expenses	59,605	23,678

Loss from operations	(92,875)	(23,678)

Other income (expense)
Interest income	--	68,542
Interest expense	(8,267)	(7,078)
Other income	11,017	633
Total other income	2,750	62,097

Net (loss) income	$(90,125)	$38,419

(Loss) earnings Per Share	$(0.001)	$0.001

Weighted average common shares	67,966,988	50,680,311

See accompanying notes

FORM 10-QSB	MARCH 31, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net (loss) income	$(90,125)	$38,419
Adjustment to reconcile net loss to net cash used in operating activities
Common stock of subsidiary issued for services	30,000	--
Depreciation expense	6,439	--
Amortization of discount on notes receivable	--	(33,405)
Changes in operating assets and liabilities:
Accounts receivable	(18,298)	--
Interest receivable	--	(35,137)
Accounts payable and accrued liabilities	36,127	(15,814)
Interest payable	(7,914)	7,078

Net cash used in operating activities	(43,771)	(38,859)

Cash flows from financing activities:
Advances from shareholders	4,000	39,300
Advance from affiliate	39,868	--

Net cash provided by financing activities	43,868	39,300

Net increase (decrease) in cash	97	441

Cash at beginning of period	3,138	1,376

Cash at end of period	$3,235	$1,817

Supplemental cash flow information:
Interest paid	$5,559	$--
Income taxes paid	--	--

See accompanying notes

FORM 10-QSB	MARCH 31, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2007

On January 10, 2007 and March 12, 2007, the Company issued 586,667 and 800,000 shares of common stock, par value .001,respectively, to two non-affiliated shareholders in final satisfaction of a $130,000 note payable made to the Company. The shares were valued at $0.06 per share.

On March 14, 2007, the Company issued 7,448,673 shares of subsidiary Cipher Multimedia, Inc. common stock, par value .001 to an affiliated shareholder in final satisfaction of $148,973 of advances and other notes payable made to the Company. The shares were valued at $0.02 per share.

 March 14, 2007, the Company issued 1,787,500 shares of subsidiary Cipher Multimedia, Inc. common stock, par value .001 to a non-affiliated shareholder in final satisfaction of $35,750 of interest payable related to a note payable made to the Company. The shares were valued at $0.02 per share.

On March 14, 2007, the Company issued a total of 1,500,000 shares of subsidiary Cipher Multimedia, Inc. common stock, par value .001 to three consultants for services performed. The shares were valued at $0.02 per share.

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

On May 26, 2006, the Company issued 50,000 shares of common stock, par value $.001 per share, to a consultant for services performed. The shares were valued at $0.17 per share

During September 2006, the Company converted notes receivable and accrued interest due from Positron Corporation into 762,358 shares of Positron Corporation Series B Preferred Stock, par value $1.00.  The Company subsequently converted 40,000 shares of Positron Series B Preferred Stock into 4,000,000 shares of Positron Corporation common stock, par value $0.01.

The accompanying notes are an integral part of the financial statements.

FORM 10-QSB	MARCH 31, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (“Imagin” or the “Company”) (FKA) Cipher Holding Corporation (“Cipher”) was originally incorporated under the laws of the State of Delaware.  Imagin commenced operations upon incorporation and was in the development stage through the first quarter of 2006 and through that period had very little revenue.  Imagin’s wholly-owned subsidiary Cipher Multimedia, Inc. operates Imagin’s original business, a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

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

On May 23, 2005 the Company's Board of Directors and shareholders holding approximately 60.1% of the Company’s issued and outstanding and common stock par value $.001 per share (the “Common Stock”), approved a Securities Exchange Agreement (the “Exchange”) between the Company's wholly-owned subsidiary Positron Acquisition Corp., a Nevada corporation (“PAC”) and Imagin Diagnostic Centres, Inc., a Canadian corporation (“IDC”).  Pursuant to the terms of the Exchange, the Company issued 30,000,000 shares (the “Exchange Shares”) of its common stock, par value $.001 per share (the “Common Stock”) in exchange for three convertible promissory notes issued by Positron Corporation (“Positron”), a publicly owned Texas corporation.  The Positron notes are convertible into shares of Positron’s Series C and Series D Preferred Stock which convert, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share (the “Conversion Shares”).  In September 2006 the Company converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Positron Corporation Series B Preferred Stock, and subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Positron Common Stock.

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

FORM 10-QSB	MARCH 31, 2007

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

NOTE 2.  BASIS OF PRESENTATION

The interim financial statements included herein are presented in accordance with United States generally accepted accounting principles and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-KSB for the fiscal year ended December 31, 2006.  Results of operations for the interim periods are not indicative of annual results.

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,048,847 as of March 31, 2007.  The Company’s ability to continue as a going concern is dependent upon the successful completion of additional financing arrangements and its ability to develop and sell its services.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company's business plan will be successful

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended March 31, 2007 and 2006, the financial statements include the accounts and transactions of Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All Intercompany transactions and balances have been eliminated.

FORM 10-QSB	MARCH 31, 2007

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

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 were adopted in the first quarter of 2007 and did not have a material effect on the Company's financial statements.

Revenue recognition

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No 157 will not have a material effect on its results of operations, cash flows or financial position.

FORM 10-QSB	MARCH 31, 2007

NOTE 5. CIPHER MULTIMEDIA INC. REORGANIZATION

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements on behalf of Cipher with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher-NV common stock, and retiring $35,750 of interest payable in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the three months ended March 31, 2007 continue to be consolidated in the Registrant’s financial statements.

NOTE 6. IMAGIN DIAGNOSTIC CENTRES INC. CONVERTIBLE NOTES RECEIVABLE

On June 29, 2005, through its wholly-owned subsidiary Positron Acquisition Corporation, (“PAC”), the Company purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000. Below is a brief history of those notes. On May 26, 2004 and June 17, 2004, Positron Corporation (“Positron”) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest were originally due on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The Company and Positron extended the due date to September 30, 2006, on which date the notes were converted to Positron Series B Convertible Preferred Stock.

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

FORM 10-QSB	MARCH 31, 2007

On September 30, 2006 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C Preferred Stock into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of Positron common stock, par value $0.01.  Each share of Series B is convertible into 100 shares of Positron common stock and has 100 votes on all matters which Positron shares are entitled to vote.  Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities are valued at the previous carrying value of the note receivable and accrued interest at the date of conversion.

NOTE 7.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783, including interest.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of March 31, 2007 the principal balance of the promissory note is $287,544, of which $102,060 is included in current liabilities.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At March 31, 2007, no amounts had been recorded for these items.

NOTE 8.  RELATED PARTY TRANSACTIONS

In September 2006, INP purchased from Positron, a refurbished HZL Positron Emission Tomography (“PET”) Imaging System.  The machine is being used at the cardiac imaging center located in Beth Israel Medical Center in New York City. The total cost of the machine, which includes sales tax and installation was $234,760. The Company also executed a service and maintenance contract with Positron for the machine. For the three months ended March 31, 2007, Positron billed the Company $10,838 under the service contract.

Advances from affiliates at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Positron Corporation and Subsidiaries	$225,253	$185,385

FORM 10-QSB	MARCH 31, 2007

NOTE 9. STOCKHOLDERS' EQUITY

On January 10, 2007 and March 12, 2007, the Company issued 586,667 and 800,000 shares of common stock, par value $ .001 to John Rooney, brother of the Company’s former Chairman, President and Chief Executive Officer, and Jaega Corporation, respectively, as final satisfaction of a $130,000 note payable to John Rooney. Pursuant to the terms of the agreement between the Company and Mr. Rooney, the note was convertible into 1,386,667 shares of the Company’s common stock.  In December 2006, Mr. Rooney assigned the conversion rights for 800,000 of the shares to Jaega Corporation.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Operations of Imagin Nuclear Partners

Results for the three months ended March 31, 2007 include the operations of the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”).  In 2006 INP commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City (“Beth Israel”.)   Although results for the three months ended March 31, 2006 do include some general and administrative expenses of INP, no scan revenue and related costs were recognized during that period.

Operations at Beth Israel have been temporarily suspended while the Company and the hospital renegotiate the terms of their agreement.  Completion of a new contract is expected in May 2007.

Reorganization of Cipher Multimedia, Inc.

On March 13, 2007, the Company reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.

FORM 10-QSB	MARCH 31, 2007

Results of Operations

The Company had a net loss of $90,125 and net income of $38,419 for the three month periods ended March 31, 2007 and 2006, respectively. Net loss for the three months ended March 31, 2007 includes a gross loss for $33,270.  The Company did not record any interest income during the three months ended March 31, 2007 while interest income for the same period in 2006 was $68,542.

Revenues

Revenue through patient scans at the Beth Israel facility totaled $35,628 for the three months ended March 31, 2007.  Gross revenues for outpatient scans have been adjusted to reflect management’s estimate of amounts reimbursable by Medicare, Medicaid and insurance carriers. Cost of revenues, which are mostly fixed monthly costs involved with performing scans including operation of the PET imaging machines, were $68,898 for the three month period ended March 31, 2007.

Operating Expenses

Marketing general and administrative expenses for the three months March 31, 2007 and 2006 were $59,605 and $23,678, respectively.  The significant increase is due primarily to a $30,000 charge to Cipher Multimedia, Inc. for common pursuant to employment contracts with certain employees of the newly reorganized subsidiary, Cipher-NV. Additionally general and administrative costs of INP and the Beth Israel facility including consulting, insurance and medical billing services totaled $21,439.   During the same period in 2006 activity at the Beth Israel facility has just commenced and costs incurred at INP were minimal.

Professional fees for the periods ended March 31, 2007 and 2006 were $12,101 and $16,686, respectively.  The higher professional fee in 2006 can be attributed in part to legal and other professional fees incurred by INP in conjunction with commencement of operations at Beth Israel.

Other Income (Expense)

Interest income for the three months ended March 31, 2006 was $68,542 all of which represented accrued interest on a note receivable from Positron Corporation. On September 30, 2006 the entire note and accrued interest were converted Positron Series B Preferred Stock.  The Company had no interest income for the three months ended March 31, 2007.

Interest expense for the three months ended March 31, 2007 increased 16.8% to $8,267 compared to $7,078 for the same period in 2006.  The notes for which the 2006 interest was accrued were all settled in 2006 or during the current quarter.  Interest expense during the current quarter is interest due on the note payable to Cherry Creek.  Other income includes the reversal of previously recorded accrued interest on obligations that were settled in full during the period ended March 31, 2007.

Financial Condition

The Company had cash and cash equivalents of $3,235 and accounts receivable of $181,837 on March 31, 2007.  On the same date, accounts payable and accrued liabilities outstanding totaled $291,953.  The Company is dependent upon the success of INP and PET scanning and/or raising additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

The Company’s principal source of cash flows since inception has been through notes payable to shareholders or other related parties and issuances of common stock.

On March 31, 2007 the Company had an accumulated deficit of $2,048,847 and total equity of $975,185.

FORM 10-QSB	MARCH 31, 2007

Effects of Inflation

The Registrant believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

Forward Looking Statements

This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this registration statement, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.

FORM 10-QSB	MARCH 31, 2007

ITEM 3. Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2007 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including the Company's President and Chief Financial Officer, as appropriate, to allow timely decisions and timely reporting regarding required disclosure.

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-QSB	MARCH 31, 2007

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007

ITEM 6. Exhibits

(a)   Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)   Reports on Form 8-K

On March 16, 2007, the Company reported its reorganization of its subsidiary Cipher Multimedia, Inc. as a Nevada corporation

    SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on May 15, 2007.

Imagin Molecular Corporation

By: /s/ Joseph G. Oliverio

Joseph G. Oliverio
Chief Executive Officer, Director

FORM 10-QSB	MARCH 31, 2007

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith