Form 10QSB
period 2007-06-30
IMAGIN MOLECULAR CORP
filed 2007-08-13
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO ______________.

Commission File Number: 000-29449

IMAGIN MOLECULAR CORPORATION

Delaware	13-4099008
(State of Incorporation)	(IRS Employer Identification No.)

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

Yes  ☒    No  ☐

As of August 13, 2007, there were 93,663,284 shares of the Registrant’s Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

FORM 10-QSB	JUNE 30, 2007

IMAGIN MOLECULAR CORPORATION

Form 10-QSB for the quarter ended June 30, 2007

FORM 10-QSB	JUNE 30, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited balance sheet of the Registrant as of June 30, 2007, the balance sheet at December 31, 2006, the unaudited statements of operations for the three and six months ended June 30, 2007 and 2006, and the unaudited statements of cash flows for the six months ended June 30, 2007 and 2006 follow.  The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$192,918	$3,138
Accounts receivable	188,388	163,539

Total current assets	381,306	166,677

Property and equipment, net	221,788	234,666

Other assets:
Investment in securities of Positron Corp.	1,588,066	1,588,066

Total assets	$2,191,160	$1,989,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$93,200	$97,577
Advance from shareholders	5,100	69,616
Accrued expenses	188,348	158,246
Current portion of promissory note payable	123,052	81,684
Notes payable – other	--	180,000
Advances from affiliate	254,283	185,385
Deposit for un-issued common stock	200,000	--
Interest payable	10,426	75,732

Total current liabilities	874,409	848,240

Promissory note payable	164,491	205,860

Majority interest in consolidated subsidiary	206,608	--

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, no shares issued and outstanding	--	--

Common Stock, $0.001 par value; 95,000,000 shares authorized, 73,663,284 and 67,276,617 shares issued and outstanding	73,663	67,277
Additional paid-in capital	3,150,369	2,826,755
Accumulated deficit	(2,278,380)	(1,958,723)

Total stockholders’ equity	945,652	935,309

Total liabilities and stockholders’ equity	$2,191,160	$1,989,409

See accompanying notes

FORM 10-QSB	JUNE 30, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:	$12,581	$142,595	$48,209	$142,595

Costs of revenues:	29,030	167,150	97,928	167,150

Gross loss	(16,449)	(24,555)	(49,719)	(24,555)

Operating expenses:
Professional fees	257	777,941	12,358	794,627
Marketing, general and administrative	213,412	83,539	260,916	90,531

Total operating expenses	213,669	861,480	273,274	885,158

Loss from operations	(230,118)	(886,035)	(322,993)	(909,713)

Other income (expense)
Interest income	--	56,319	--	124,861
Interest expense	(7,718)	(3,250)	(15,985)	(10,328)
Other (expense) income	189	(24,493)	11,206	(23,860)

Total other income (expense)	(7,529)	28,576	(4,779)	90,673

Loss before majority interest	(237,647)	(857,459)	(327,772)	(819,040)

Majority interest in consolidated subsidiary	8,115	--	8,115	--

Net loss	$(229,532)	$(857,459)	$(319,657)	$(819,040)

Loss per share	$(0.003)	$(0.013)	$(0.005)	$(0.013)

Weighted average common shares	71,190,757	65,281,452	69,587,778	63,929,328

See accompanying notes

FORM 10-QSB	JUNE 30, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net (loss) income	$(319,657)	$(819,040)
Adjustment to reconcile net loss to net cash used in operating activities
Common stock issued for services	230,000	763,000
Depreciation expense	12,878	570
Amortization of discount on notes receivable	--	(54,378)
Majority interest in income of subsidiary	(8,115)	--
Changes in operating assets and liabilities:
Accounts receivable	(24,849)	(142,595)
Interest receivable	--	(70,483)
Accounts payable and accrued liabilities	25,722	148,409
Interest payable	(197)	10,328

Net cash used in operating activities	(84,218)	(164,189)

Cash flows from investing activities:
Purchase of fixed assets	--	(9,442)

Net cash used in investing activities	--	(9,442)

Cash flows from financing activities:
Advances from shareholders	5,100	40,600
Advance from affiliate	68,898	132,030
Deposit for un-issued common stock	200,000	--

Net cash provided by financing activities	273,998	172,630

Net increase (decrease) in cash	189,780	(1,001)

Cash at beginning of period	3,138	1,376

Cash at end of period	$192,918	$375

Supplemental cash flow information:
Interest paid	$5,559	$--
Income taxes paid	--	--

See accompanying notes

FORM 10-QSB	JUNE 30, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2007

On January 10, 2007 and March 12, 2007, the Company issued 586,667 and 800,000 shares of common stock, par value $0.001, respectively, to two non-affiliated shareholders in final satisfaction of a $130,000 note payable made to the Company. The shares were valued at $0.06 per share.

On March 14, 2007, the Company issued 7,448,673 shares of its subsidiary, Cipher Multimedia, Inc. common stock, par value $0.001 to an affiliated shareholder in final satisfaction of $148,973 of advances and other notes payable made to the Company. The shares were valued at $0.02 per share.

On March 14, 2007, the Company issued 1,787,500 shares of its subsidiary, Cipher Multimedia, Inc. common stock, par value $0.001 to a non-affiliated shareholder in final satisfaction of $35,750 of interest payable related to a note payable made to the Company. The shares were valued at $0.02 per share.

On March 14, 2007, the Company issued a total of 1,500,000 shares of its subsidiary, Cipher Multimedia, Inc. common stock, par value $0.001 to three employees, including 500,000 shares to Corey N. Conn, the Registrant's Chief Financial Offier, pursuant to their employment agreements. The shares were valued at $0.02 per share.

On May 14, 2007, the Company issued 2,000,000 shares of common stock, par value $0.001, to a consultant for services performed. The shares were valued at $0.04 per share.

On May 15, 2007, the Company issued 3,000,000 shares of common stock, par value $0.001, to     Joseph G. Oliverio, Chief Executive Officer for compensation. The shares were valued at $0.04 per share.

2006

On January 4, 2006, the Company issued 481,481 shares of common stock, par value $0.001 to a non-affiliated shareholder in final satisfaction of a $13,000 advance made to the Company. The shares were valued at $0.027 per share.

On January 4, 2006, the Company issued 7,054,825 shares of common stock, par value $0.001 to an affiliated shareholder in final satisfaction of a $253,974 advance made to the Company. The shares were valued at $0.036 per share.

On April 13, 2006, the Company issued 50,000 shares of common stock, par value $0.001 per share, to a consultant for services performed. The shares were valued at $0.26 per share.

On May 26, 2006, the Company issued 50,000 shares of common stock, par value $0.001 per share, to a consultant for services performed. The shares were valued at $0.17 per share.

The accompanying notes are an integral part of the financial statements.

FORM 10-QSB	JUNE 30, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (“Imagin” or the “Company”) was originally incorporated under the laws of the State of Delaware.  Imagin commenced operations upon incorporation and was in the development stage through the first quarter of 2006 and through that period had very little revenue.  Imagin’s subsidiary Cipher Multimedia, Inc (“Cipher”)operates Imagin’s original business, a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

In 2005 Imagin’s Board of Director’s resolved to change the Company’s principal operations from multimedia encryption technology to positron emission tomography and medical imaging. On March 20, 2007, the Company’s Board of Directors authorized the spin-off of Cipher to the Company’s Shareholders of record on March 26, 2007. Operations began in the second quarter of 2006 and the Company no longer operates in the development stage. See Positron Acquisition Corp. and Imagin Nuclear Partners discussions below.

Positron Acquisition Corp.

On April 19, 2005, the Company organized a wholly owned subsidiary, under the laws of the state of Nevada, named Positron Acquisition Corp. (“PAC”).  Imagin’s original intent to create PAC was to acquire controlling interest in Positron Corporation (“Positron”), a publicly owned Texas corporation.

On May 23, 2005 the Company’s Board of Directors and shareholders holding approximately 60.1% of the Company’s issued and outstanding and common stock par value $.001 per share (the “Common Stock”), approved a Securities Exchange Agreement (the “Exchange”) between the Company’s  wholly-owned subsidiary Positron Acquisition Corp., a Nevada corporation (“PAC”) and Imagin Diagnostic Centres, Inc., a Canadian corporation (“IDC”).  Pursuant to the terms of the Exchange, the Company issued 30,000,000 shares (the “Exchange Shares”) of its common stock, par value $.001 per share (the “Common Stock”) in exchange for three convertible promissory notes issued by Positron Corporation (“Positron”), a publicly owned Texas corporation.  The Positron notes are convertible into shares of Positron’s Series C and Series D Preferred Stock which convert, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share (the “Conversion Shares”).  In September 2006 the Company converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Positron Corporation Series B Preferred Stock, and subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Positron Common Stock.

In accordance with the terms of the Exchange, Exchange Shares were distributed to the equity holders of IDC.

Imagin Nuclear Partners Corporation

In 2006, the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”) commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City (“BIMC”).  Through BIMC, the Company has performed PET imaging on several hundred patients and expects volume to increase once marketing efforts result in increased physician awareness.

In May 2007, INP and BIMC executed a new lease agreement whereby BIMC leases PET scanning cameras and other related radiologic equipment from INP for the purpose of operating a PET Lab at its site.  The initial term of the agreement is three years. (See NOTE 8)
INP intends to joint venture with hospitals or physician groups to own or operate nuclear medicine imaging centers throughout North America.  The Company plans to offer a full spectrum of Positron Emission Tomography imaging services as well as a robust coronary disease reversal and prevention program. The Company intends to partner with cardiology groups who are less invasively oriented and desire program differentiation from competition.  The Company believes that their methodology to detection and management is more cost effective than traditional methods currently employed.

FORM 10-QSB	JUNE 30, 2007

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,278,380 as of June 30, 2007.  The Company’s ability to continue as a going concern is dependent upon the success of INP and the PET scanning at the Beth Israel Medical Center as well as completion of additional financing arrangements.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended June 30, 2007 and 2006, the financial statements include the accounts and transactions of  Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All Intercompany transactions and balances have been eliminated.

FORM 10-QSB	JUNE 30, 2007

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

FORM 10-QSB	JUNE 30, 2007

NOTE 5. CIPHER MULTIMEDIA INC. REORGANIZATION

On March 13, 2007, the Registrant reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an Illinois corporation (“Cipher”) as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements on behalf of Cipher-NV with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  Pursuant to the terms of the employment agreements, each received 500,000 shares of Cipher common stock as compensation. Mr. Conn is also the Registrant's Chief Financial Officer. On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher-NV common stock, and retiring $35,750 of interest payable to a third-party in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the six months ended June 30, 2007 continue to be consolidated in the Registrant’s financial statements.

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

FORM 10-QSB	JUNE 30, 2007

NOTE 7.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783, including interest.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of June 30, 2007 the principal balance of the promissory note is $287,543, of which $123,052 is included in current liabilities.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At June 30, 2007, no amounts had been recorded for these items.

NOTE 8. EQUIPMENT LEASE AGREEMENT

In May 2007, the Company’s wholly-owned subsidiary, INP and Beth Israel Medical Center (“BIMC”) executed an Equipment Lease Agreement (the “Agreement”) for certain positron emission tomography (“PET”) scanning cameras and related radiologic equipment (the “Equipment”).  Under the terms of the Agreement, BIMC will lease the equipment for use in its on site PET Lab where it performs PET scans on its patients.  The initial lease term is three (3) years commencing on June 4, 2007 (the “Effective Date”).

In accordance with the Agreement, BIMC shall pay INP rent for the lease of the equipment as follows:

-
The actual aggregate technical component reimbursement received by BIMC from all payer sources for all PET scans performed during the three (3) month period commencing on the Effective Date of the Agreement (the “Initial Period”).

-	$850 per scan for scans 1-60 performed in a given calendar month after the Initial Period.

-	$650 per scan for scans 61-120 performed in a given calendar month after the Initial Period.

-	$450 per scan for scans in excess of 120 performed in a given calendar month after the Initial Period.

-	A minimum monthly lease payment of $51,000 is due in the event less than 61 scans are performed by BIMC during any calendar month after the Initial Period

FORM 10-QSB	JUNE 30, 2007

NOTE 9.  RELATED PARTY TRANSACTIONS

In September 2006, INP purchased from Positron, a refurbished HZL Positron Emission Tomography (“PET”) Imaging System.  The machine is being used at the cardiac imaging center located in Beth Israel Medical Center in New York City. The total cost of the machine, which includes sales tax and installation was $234,760. The Company also executed a service and maintenance contract with Positron for the machine. For the six months ended June 30, 2007, Positron billed the Company $10,838 under the service contract. No amounts were billed during the three months ended June 30, 2007.

Advances from affiliates at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Positron Corporation and Subsidiaries	$254,283	$185,385

NOTE 10. STOCKHOLDERS' EQUITY

On January 10, 2007 and March 12, 2007, the Company issued 586,667 and 800,000 shares of the Registrant’s common stock, par value $ .001 to John Rooney, brother of the Company’s former Chairman, President and Chief Executive Officer, and Jaega Corporation, respectively, as final satisfaction of a $130,000 note payable to John Rooney. Pursuant to the terms of the agreement between the Company and Mr. Rooney, the note was convertible into 1,386,667 shares of the Company’s common stock.  In December 2006, Mr. Rooney assigned the conversion rights for 800,000 of the shares to Jaega Corporation.

On May 14, 2007, the Company issued 2,000,000 shares of the Registrant’s common stock, par value $0.001, to a consultant for services performed. The shares were valued at $0.04 per share.

On May 15, 2007, the Company issued 3,000,000 shares of the Registrant’s common stock, par value $0.001, to Joseph G. Oliverio, Chief Executive Officer as compensation. The shares were valued at $0.04 per share.

NOTE 11. STOCK OPTION PLAN

On May 14, 2007, the Company’s Board of Directors (the “Board”) adopted the 2007 Stock Option Plan (the “Plan”).  The Plan is administered by the Board and provides for grants of qualified and nonqualified stock options to directors, officers, employees and consultants.  The Plan authorizes the Board to determine the terms of each award granted under the Plan, including number of shares, exercise price, term, vesting and exercisability.  A total of 5,000,000 shares of the Company’s common stock have been authorized for issuance under the Plan.  No shares have been granted as of June 30, 2007.

NOTE 12. SUBSEQUENT EVENT

On July 24, 2007, the Company consummated a Securities Purchase and Subscription Agreement with Solaris Opportunity Fund, L.P., a Delaware limited partnership ("Solaris").  Solaris acquired 20,000,000 shares of the Registrant's common stock, par value $0.001 per share for a purchase price of $400,000.  Solaris' Managing Member, Patrick G. Rooney, is the former Chief Executive Officer, Chairman and principal shareholder of the Company and founder of its subsidiary Cipher–NV.  Mr. Rooney is also the Chairman of Positron Corporation, a publicly owned Texas corporation and an affiliate of the Company.

On June 29, 2007, Solaris deposited $200,000 of the funds with the Company. This amount is included as a long term liability at June 30, 2007.

FORM 10-QSB	JUNE 30, 2007

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Operations of Imagin Nuclear Partners

Results for the three and six months ended June 30, 2007 and 2006 include the operations of the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”).  In 2006 INP commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City (“BIMC”.)

In February 2007, operations at BIMC were temporarily suspended while the Company and the hospital renegotiated the terms of their agreement.  In May 2007, the parties executed a new lease agreement that provides for minimum monthly lease payments to INP.  Scans under the new agreement commenced in June 2007.

Reorganization of Cipher Multimedia, Inc.

On March 13, 2007, the Company reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an Illinois corporation as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  Pursuant to the terms of the employment agreements, each received 500,000 shares of Cipher common stock as compensation.  Mr. Conn is also the Registrant’s Chief Financial Officer. On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in interest to a third-party in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.

Comparison of the Results of Operations for the Three Months ended June 30, 2007 and 2006

The Company had net losses of $229,532 and $857,459 for the three months ended June 30, 2007 and 2006, respectively.  The significantly larger loss in 2006 resulted primarily from significantly higher operating expenses which included a $763,000 charge for common stock issued for services.

Revenues for the three months ended June 30, 2007 were $12,581 compared to $142,595 during the three months ended June 30, 2006.  Operations at the Beth Israel Medical Center (“BIMC”), where the Company generates all its revenue from PET scans were temporarily suspended beginning in February 2007 pending the re-negotiation of the contract between the Company and the hospital.  An agreement was executed in May 2007 and the hospital resumed providing scans on behalf of the Company in late June 2007.  However,   limited  scans were billed during the three months ended June 30, 2007.

The Company had gross losses of $16,449 and $24,555 for the three months ended June 30, 2007 and 2006, respectively.  For the three months ended June 30, 2007, costs of revenues were $29,030.  The gross loss is attributed in large part to the low number of scans performed during the period.  For the three months ended June 30, 2006, the Company reduced gross billings for scans by 30% to account for estimated non-reimbursable scans. At the time the Company had very little reimbursement history and chose to be conservative in its estimate which resulted in costs of revenues exceeding revenues.

FORM 10-QSB	JUNE 30, 2007

Operating expenses decreased $647,811 to $213,669 for the three months ended June 30, 2007 from $861,480 for the same period in 2006. Professional fees for the three months ended June 30, 2007 were only $257 compared to $777,941 for the same period in 2006, which included $763,000 of common stock issued for services to consultants.  During the three months ended June 30, 2007, marketing, general and administrative expenses were $213,412 compared to $83,539 for the three months ended June 30, 2006.  The significant increase in 2007 is attributable primarily to $200,000 of common stock issued for services including $120,000 in compensation expense for Joseph Oliverio, the Company’s Chief Executive Officer.

Interest income for the three months ended June 30, 2006 of $56,319 represented accrued interest on a note receivable due to the Company’s wholly-owned subsidiary, Positron Acquisition Corporation (“PAC”) from Positron Corporation, an affiliate of the Company.  In September 2006, the note and all accrued interest were converted into Positron Corporation preferred stock.  The Company had no interest income for the three months ended June 30, 2007.  Interest expense on notes payable was $7,718 and $3,250 for the three months ended June 30, 2007 and 2006, respectively.  Other expense, net for the three months ended June 30, 2006 was $24,493 and included a $25,000 settlement payment to a former officer of the Company’s subsidiary  Cipher Multimedia Inc.  For the comparable period in 2007, the Company recorded miscellaneous income of $189.

Comparison of the Results of Operations for the Six Months ended June 30, 2007 and 2006

The Company had net losses of $319,657 and $819,040 for the six months ended June 30, 2007 and 2006, respectively.  The significantly larger loss in 2006 is attributable in large part to higher operating expenses.  Operating expenses for the six months ended June 30, 2006 were $611,884 higher than the same period in 2007.

Revenues for the six months ended June 30, 2007 were $48,209 compared to $142,595 during the six months ended June 30, 2006.  Operations at the BIMC, where the Company generates all its revenue from PET scans were temporarily suspended beginning in February 2007 pending the re-negotiation of the contract between the Company and the hospital.  Scans at the facility resumed in late June.  Revenues for the six months ended June 30, 2006 include approximately four months of scans.  Operations at BIMC began in late February 2006; however the first billings did not occur until April of that year.

Gross loss of for the six months ended June 30, 2007 was $49,719 compared to $24,555 for the same period in 2006.  For the six months ended June 30, 2007 and 2006, costs of revenues were $97,928 and $167,150.  The larger gross loss in 2007 is attributed in large part to the low number of scans performed during the period.

Operating expenses decreased to $273,274 for the six months ended June 30, 2007 from $885,158 for the same period in 2006. Professional fees for the six months ended June 30, 2007 were $12,358 compared to $794,627 for the same period in 2006, which included $763,000 of common stock issued for services to consultants.  During the six months ended June 30, 2007, marketing, general and administrative expenses were $260,916 compared to $90,531 for the six months ended June 30, 2006.  The significant increase in 2007 is attributable primarily to $230,000 of common stock issued for services including $150,000 in compensation expense and $80,000 in consulting fees. The company did not issue any common stock for marketing or general and administrative services during the six months ended June 30, 2006.

Interest income for the six months ended June 30, 2006 of $124,861 represented accrued interest on a note receivable due to the Company’s wholly-owned subsidiary, Positron Acquisition Corporation (“PAC”) from Positron Corporation, an affiliate of the Company.  In September 2006, the note and all accrued interest were converted into Positron Corporation preferred stock.  The Company had no interest income for the six months ended June 30, 2007.  Interest expense on notes payable was $15,985 and $10,328 for the six months ended June 30, 2007 and 2006, respectively.  The increase in interest expense results from the interest on the note payable to Cherry Creek which the Company entered into in September 2006. Other expense, net for the six month ended June 30, 2006 was $23,860 and included a $25,000 settlement payment to a former officer of the Company’s subsidiary Cipher Multimedia Inc.  Other income for the six months ended June 30, 2007 includes the reversal of previously recorded accrued interest on obligations that were settled in full during the period.

FORM 10-QSB	JUNE 30, 2007

After the reorganization of Cipher Multimedia, Inc. in March 2007, the Company owns approximately 25% of the reorganized subsidiary, Cipher-NV.  As a result the Company has recorded majority interest income of $8,115 for the three and six months ended June 30, 2007.

Financial Condition

The Company had cash and cash equivalents of $192,918 and accounts receivable of $188,388 on June 30, 2007.  On the same date, accounts payable and accrued liabilities outstanding totaled $281,548.  In July 2007 the Company received reimbursements from managed health care payers including Medicare and Medicaid in the amount of $108,000.  These reimbursements are for PET scans that were performed as far back as March 2006. After working through a number of procedural issues with Medicare and Medicaid, the Company is hopeful that a large majority of its previously billed scans will be reimbursed. Under its new arrangement with Beth Israel Medical Center, INP is guaranteed a minimum monthly number of PET scans which should ultimately improve profitability and cash flow. The Company continues to be dependent upon INP and PET scanning at Beth Israel as its sole source of revenue.

The $400,000 equity investment by Solaris Opportunity Fund, L.P will allow the Company to pay down a significant portion of its outstanding debt to affiliates and operating payables.

The Company is dependent upon the success of INP and the PET scanning at the Beth Israel facility and/or additional fund through debtor equity financings to resolve liquidity issues and allow it to continue to operate as a going concern.

On June 30, 2007 the company had an accumulated deficit of $2,278,380 and total equity of $945,652.

FORM 10-QSB	JUNE 30, 2007

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

FORM 10-QSB	JUNE 30, 2007

ITEM 3. Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2007 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Financial Officer, as appropriate, to allow timely decisions and timely reporting regarding required disclosure.

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-QSB	JUNE 30, 2007

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

On March 13, 2007, the Registrant reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an Illinois corporation (“Cipher”) as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007

On July 24, 2007, the Company consummated a Securities Purchase and Subscription Agreement with Solaris Opportunity Fund, L.P., a Delaware limited partnership ("Solaris").  Solaris acquired 20,000,000 shares of the Registrant's common stock, par value $0.001 per share for a purchase price of $400,000.  Solaris' Managing Member, Patrick G. Rooney, is the former Chief Executive Officer, Chairman and principal shareholder of the Company and founder of its subsidiary Cipher Multimedia Inc.  Mr. Rooney is also the Chairman of Positron Corporation, a publicly owned Texas corporation and an affiliate of the Company.

ITEM 6. Exhibits

(a)  Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-QSB	JUNE 30, 2007

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 13, 2007.

Imagin Molecular Corporation

Date: August 13, 2007	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director

Date: August 13, 2007	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith