Form 10QSB
period 2007-09-30
IMAGIN MOLECULAR CORP
filed 2007-11-14
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission File Number: 000-29449

IMAGIN MOLECULAR CORPORATION

Delaware	13-4099008
(State of Incorporation)	(IRS Employer Identification No.)

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

Yes	☒	No	☐

As of November 14, 2007, there were 93,663,284 shares of the Registrant’s Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes   ☐  No  ☒

FORM 10-QSB	SEPTEMBER 30, 2007

IMAGIN MOLECULAR CORPORATION

Form 10-QSB for the quarter ended September 30, 2007

FORM 10-QSB	SEPTEMBER 30, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited balance sheet of the Registrant as of September 30, 2007, the balance sheet at December 31, 2006, the unaudited statements of operations for the three and nine months ended September 30, 2007 and 2006, and the unaudited statements of cash flows for the nine months ended September 30, 2007 and 2006 follow.  The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,766	$3,138
Accounts receivable	132,356	163,539
Due from affiliate	740,000	--

Total current assets	874,122	166,677

Property and equipment, net	215,348	234,666

Other assets:
Investment in securities of Positron Corp.	1,588,066	1,588,066

Total assets	$2,677,536	$1,989,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,982	$97,577
Advance from shareholders	5,100	69,616
Accrued expenses	152,903	158,246
Current portion of promissory note payable	116,450	81,684
Notes payable – other	--	180,000
Advances from affiliate	284,283	185,385
Interest payable	2,709	75,732

Total current liabilities	665,427	848,240

Promissory note payable	154,485	205,860

Majority interest in consolidated subsidiary (discontinued operations)	216,977	--

Total liabilities	1,036,889	1,054,100

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, 1,000,000 shares issued and outstanding	400,000	--
Common Stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 and 67,276,617 shares issued and outstanding	93,663	67,277
Additional paid-in capital	3,530,369	2,826,755
Accumulated deficit	(2,383,385)	(1,958,723)

Total stockholders’ equity	1,640,647	935,309

Total liabilities and stockholders’ equity	$2,677,536	$1,989,409

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2007

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Revenues:	$65,091	$43,991	$113,300	$186,586

Costs of revenues:	117,090	103,900	215,018	271,050

Gross loss	(51,999)	(59,909)	(101,718)	(84,464)

Operating expenses:
Professional fees	3,700	--	103,058	763,000
Marketing, general and administrative	21,506	47,160	174,503	128,224

Total operating expenses	25,206	47,160	277,561	891,224

Loss from operations	(77,205)	(107,069)	(379,279)	(975,688)

Other income (expense)
Interest income	--	20,357	--	145,218
Interest expense	(9,652)	(3,250)	(25,637)	(13,578)
Total other income (expense)	(9,652)	17,107	(25,637)	131,640

Loss from continuing operations before majority interest in subsidiary	(86,857)	(89,962)	(404,916)	(844,048)

Majority interest in loss of subsidiary	(10,369)	--	(2,254)	--

Loss from continuing operations	(97,226)	(89,962)	(407,170)	(844,048)

Loss from discontinued operations	(7,779)	(8,740)	(17,492)	(73,694)

Net loss	$(105,005)	$(98,702)	$(424,662)	$(917,742)

Loss Per Share:
From continuing operations	$(0.0011)	$(0.0013)	$(0.0053)	$(0.0130)
From discontinued operations	$(0.0001)	$(0.0001)	$(0.0002)	$(0.0011)
Net loss	$(0.0012)	$(0.0014)	$(0.0055)	$(0.0141)

Weighted average common shares	88,663,284	67,266,617	76,016,153	65,037,653

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Loss from continuing operations	$(407,170)	$(844,048)

Loss from discontinued operations	(17,492)	(73,694

Net loss	(424,662)	(917,742)
Adjustment to reconcile net loss to net cash used in operating activities
Common stock issued for services	230,000	763,000
Depreciation expense	19,317	3,097
Amortization of discount on notes receivable	--	(54,378)
Majority interest in income of subsidiary	2,254	--
Changes in operating assets and liabilities:
Accounts receivable	31,183	(178,884)
Interest receivable	--	(93,637)
Accounts payable and accrued liabilities	1,062	241,202
Interest payable	(7,914)	13,578

Net cash used in operating activities	(148,760)	(223,764)

Cash flows from investing activities:
Purchase of fixed assets	--	(241,105)

Net cash used in investing activities	--	(241,105)

Cash flows from financing activities:
Issuance of common stock	400,000	--
Issuance of preferred stock	400,000	--
Advances from shareholders	5,100	167,290
Advance from affiliate	98,898	55,616
Advance to affiliate	(740,000)	--
Payments of note payable	(16,610)	--
Proceeds from promissory notes	--	250,000

Net cash provided by financing activities	147,388	472,906

Net increase (decrease) in cash	(1,372)	8,037

Cash at beginning of period	3,138	1,376

Cash at end of period	$1,766	$9,413

Supplemental cash flow information:
Interest paid	$22,921	$--
Income taxes paid	--	--

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2007

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

On March 14, 2007, the Company issued a total of 1,500,000 shares of its subsidiary, Cipher Multimedia, Inc. common stock, par value $0.001 to three employees, including 500,000 shares to Corey N. Conn, the Registrant’s Chief Financial Officer, pursuant to their employment agreements. The shares were valued at $0.02 per share.

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

See accompanying notes.

FORM 10-QSB	SEPTEMBER 30, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (“Imagin” or the “Company”) was originally incorporated under the laws of the State of Delaware.  Imagin commenced operations upon incorporation and was in the development stage through the first quarter of 2006 and through that period had very little revenue.  Imagin’s subsidiary Cipher Multimedia, Inc (“Cipher”) operates Imagin’s original business, a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

In 2005 Imagin’s Board of Director’s resolved to change the Company’s principal operations from multimedia encryption technology to positron emission tomography and medical imaging. On March 20, 2007, the Company’s Board of Directors authorized the spin-off of Cipher to the Company’s Shareholders of record on March 26, 2007. Operations began in the second quarter of 2006 and the Company no longer operates in the development stage. See Positron Acquisition Corp. and Imagin Nuclear Partners discussions below. The results of Cipher are presented as discontinued operations in the Company’s consolidated statements of operations and cash flows.

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

FORM 10-QSB	SEPTEMBER 30, 2007

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,383,385 as of September 30, 2007.  The Company’s ability to continue as a going concern is dependent upon the success of INP and the PET scanning at the Beth Israel Medical Center as well as completion of additional financing arrangements.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended September 30, 2007 and 2006, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

FORM 10-QSB	SEPTEMBER 30, 2007

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

In September 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 were adopted in the first quarter of 2007 and did not have a material effect on the Company's financial statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement will become effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No 157 will not have a material effect on its results of operations, cash flows or financial position.

FORM 10-QSB	SEPTEMBER 30, 2007

NOTE 5. CIPHER MULTIMEDIA INC. REORGANIZATION / DISCONTINUED OPERATIONS

On March 13, 2007, the Registrant reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an Illinois corporation (“Cipher”) as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements on behalf of Cipher-NV with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  Pursuant to the terms of the employment agreements, each received 500,000 shares of Cipher common stock as compensation.  Mr. Conn is also the Registrant’s Chief Financial Officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher-NV's founder, for 7,448,673 shares of Cipher-NV common stock, and retiring $35,750 of interest payable to a third-party in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007. As of November 14, 2007 the spin off has not been completed.

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the nine months ended September 30, 2007 continue to be consolidated in the Registrant’s financial statements and are reflected as discontinued operations.

Summarized financial information for discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Operating expenses:	$7,995	$9,076	$28,915	$50,170
Other expenses (income):	(216)	(336)	(11423)	23,524
Loss before majority interest	7,779	8,740	17,492	73,694
Majority interest in loss	10,369	--	2,254	--
Net loss	$18,148	$8,740	$19,746	$73,694

Sept. 30, 2007
Total assets	$218
Total liabilities	233,481
Minority interest	2,254
Stockholders’ deficit	(235,517)

NOTE 6. IMAGIN DIAGNOSTIC CENTRES INC. CONVERTIBLE NOTES RECEIVABLE

On September 29, 2005, through its wholly-owned subsidiary Positron Acquisition Corporation, (“PAC”), the Company purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000. Below is a brief history of those notes. On May 26, 2004 and September 17, 2004, Positron Corporation (“Positron”) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest were originally due on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The Company and Positron extended the due date to September 30, 2006, on which date the notes were converted to Positron Series B Convertible Preferred Stock.

FORM 10-QSB	SEPTEMBER 30, 2007

In a second stage of the financing IDC agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006, the due date was subsequently extended to September 30, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of Positron common stock. As of September 30, 2005, principal of $1,208,500 has been advanced related to these notes. On September 30, 2005, IDC converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Positron common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. On October 21, 2005, $770,000 of unpaid principal and interest was converted into 770,000 shares of Positron’s Series C Convertible Preferred Stock.

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

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and December 31, 2006 consisted of the following:

	Sept. 30, 2007	Dec. 31, 2006
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(28,854)	(9,536)
Total	$215,348	$234,666

NOTE 8.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783, including interest.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of September 30, 2007 the principal balance of the promissory note is $270,935, of which $116,450 is included in current liabilities.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At September 30, 2007, no amounts had been recorded for these items.

FORM 10-QSB	SEPTEMBER 30, 2007

NOTE 9. EQUIPMENT LEASE AGREEMENT

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

NOTE 10.  RELATED PARTY TRANSACTIONS

In September 2006, INP purchased from Positron, a refurbished HZL Positron Emission Tomography (“PET”) Imaging System.  The machine is being used at the cardiac imaging center located in Beth Israel Medical Center in New York City. The total cost of the machine, which includes sales tax and installation was $234,760. The Company also executed a service and maintenance contract with Positron for the machine. For the three and nine months ended September 30, 2007, Positron billed the Company $30,000 and $40,000, respectively under the service contract.

Advances from and payables to affiliates at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Positron Corporation and Subsidiaries	$284,283	$185,385

On July 24, 2007, the Company consummated a Securities Purchase and Subscription Agreement with Solaris Opportunity Fund, L.P., a Delaware limited partnership ("Solaris").  Solaris acquired 20,000,000 shares of the Registrant's common stock, par value $0.001 per share for a purchase price of $400,000.  Solaris' Managing Member, Patrick G. Rooney, is the former Chief Executive Officer, Chairman and principal shareholder of the Company and founder of its subsidiary Cipher Multimedia, Inc.  Mr. Rooney is also the Chairman of Positron Corporation, a publicly owned Texas corporation, which is an affiliate of the Company.

Additionally, on July 24, 2007 and August 28, 2007, the Company consummated separate Securities Purchase and Subscription Agreements with Solaris. Under each of the agreements Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 20,000,000 shares of Imagin common stock.

During the nine months ended September 30, 2007, the Company advanced funds to Positron Corporation.  At September 30, 2007 the outstanding amount of these advances totaled $740,000.

FORM 10-QSB	SEPTEMBER 30, 2007

NOTE 11. STOCKHOLDERS' EQUITY

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

On July 24, 2007, the Company consummated a Securities Purchase and Subscription Agreement with Solaris. Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock. The Company has authorized the issuance of 500,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") Each share of the Series A Preferred Stock is convertible into 20 shares of Common Stock. Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote. The Series A Preferred Stock is senior to the Company's common stock in liquidation.

On August 28, 2007, the Company consummated Securities Purchase and Subscription Agreements with Solaris. Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock. The Company has authorized the issuance of 500,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") Each share of the Series A Preferred Stock is convertible into 20 shares of Common Stock. Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote. The Series A Preferred Stock is senior to the Company's common stock in liquidation.

NOTE 12. STOCK OPTION PLAN

On May 14, 2007, the Company’s Board of Directors (the “Board”) adopted the 2007 Stock Option Plan (the “Plan”).  The Plan is administered by the Board and provides for grants of qualified and nonqualified stock options to directors, officers, employees and consultants.  The Plan authorizes the Board to determine the terms of each award granted under the Plan, including number of shares, exercise price, term, vesting and exercisability.  A total of 5,000,000 shares of the Company’s common stock have been authorized for issuance under the Plan.  No shares have been granted as of September 30, 2007.

ITEM 2.Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Operations of Imagin Nuclear Partners

Results for the three and nine months ended September 30, 2007 and 2006 include the operations of the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”).  In 2006 INP commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City (“BIMC”.)

FORM 10-QSB	SEPTEMBER 30, 2007

In February 2007, operations at BIMC were temporarily suspended while the Company and the hospital renegotiated the terms of their agreement.  In June 2007, the parties executed a new lease agreement that provides for minimum monthly lease payments to INP.  Scans under the new agreement commenced in June 2007.

Reorganization of Cipher Multimedia, Inc.

On March 13, 2007, the Company reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an Illinois corporation as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  Pursuant to the terms of the employment agreements, each received 500,000 shares of Cipher common stock as compensation.  Mr. Conn is also the Registrant’s Chief Financial Officer. On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in interest to a third-party in exchange for the issuance of 1,787,500 shares of Cipher’s common stock. As of November 14, 2007 the spin off has not been completed.

The results of Cipher-NV for the nine months ended September 30, 2007 are consolidated in the Registrant’s financial statements and are reflected as discontinued operations.

Comparison of the Results of Operations for the Three Months ended September 30, 2007 and 2006

The Company had net losses of $105,005 and $98,702 for the three months ended September 30, 2007 and 2006, respectively.

Revenues for the three months ended September 30, 2007 were $65,091 compared to $43,991 during the three months ended September 30, 2006.  The increase is due in large part to the minimum lease payment of $51,000 that is due under the lease agreement with BIMC that was executed in May of 2007. September 2007 was the first month in which the minimum payment was recognized. The Company continues to use an estimate of 40% for scans billed but not reimbursable and therefore net revenues recognized represent 60% of scans billed during the three months ended September 30, 2007 and 2006.  To date reimbursements from third party payers, including Medicare and Medicaid appear to be at approximately 70%-75% of gross amounts billed.

The Company had gross losses of $51,999 and $59,909 for the three months ended September 30, 2007 and 2006, respectively.  For the three months ended September 30, 2007, costs of revenues were $117,090 compared to $103,900 for the three months ended September 30, 2006.  Costs of revenues for the three months ended September 30, 2007 includes $30,000 of monthly maintenance charges billed by Positron for service of the PET system at BIMC. The maintenance contract was not executed until January 2007 and therefore no maintenance expense was charged to costs of revenues for the three months ended September 30, 2006.

Operating expenses decreased to $25,206 from $47,160 for the three months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2006 the Company accrued approximately $41,100 of administrative expenses at the BIMC facility pursuant to the operating agreement between the hospital and the Company.  Under the current agreement executed in May 2007, the Company receives a fee per scan and is not obligated to pay any administrative expenses to the hospital. Operating expenses for the three months ended September 30, 2007 consist of professional fees, consulting services and medical billing charges.

FORM 10-QSB	SEPTEMBER 30, 2007

Interest income for the three months ended September 30, 2006 of $20,357 represented accrued interest on a note receivable due to the Company’s wholly-owned subsidiary, Positron Acquisition Corporation (“PAC”) from Positron Corporation, an affiliate of the Company.  In September 2006, the note and all accrued interest were converted into Positron Corporation preferred stock.  The Company had no interest income for the three months ended September 30, 2007.  Interest expense on notes payable was $9,652 and $3,250 for the three months ended September 30, 2007 and 2006, respectively.  The 2007 expense relates to accrued interest on the note payable to Cherry Creek Capital Partners that was executed in September 2006.  The 2006 interest expense of $3,250 was interest accrued on a related party note that was converted to equity as part of the Cipher reorganization in March 2007.

Comparison of the Results of Operations for the Nine Months ended September 30, 2007 and 2006

The Company had net losses of $424,662 and $917,742 for the nine months ended September 30, 2007 and 2006, respectively.  Losses from continuing operations were $407,170 and 844,048, respectively. The significantly larger loss in 2006 is attributable in large part to higher operating expenses.  Operating expenses for the nine months ended September 30, 2006 were $613,663 higher than the same period in 2007.

Revenues for the nine months ended September 30, 2007 were $113,300 compared to $186,586 during the nine months ended September 30, 2006.  Operations at the BIMC, where the Company generates all its revenue from PET scans were temporarily suspended beginning in February 2007 pending the re-negotiation of the contract between the Company and the hospital.  Scans at the facility resumed in late June 2007.

Gross loss of for the nine months ended September 30, 2007 was $101,718 compared to $84,464 for the same period in 2006.  For the nine months ended September 30, 2007 and 2006, costs of revenues were $215,018 and $271,050, respectively.  The larger gross loss for the nine months ended September 30, 2007 is attributed in large part to the low number of scans performed during the period as a result of the temporary suspension of scans.

Operating expenses decreased to $277,561 for the nine months ended September 30, 2007 from $891,224 for the same period in 2006. Professional fees for the nine months ended September 30, 2007 were $103,058 compared to $763,000 for the same period in 2006.  The entire 2006 expense for the nine months was the fair value of common stock issued for services to consultants.  During the nine months ended September 30, 2007, marketing, general and administrative expenses were $174,503 compared to $128,224 for the nine months ended September 30, 2006.  The significant increase in 2007 is attributable primarily to $80,000 of common stock issued for consulting services. The Company did not issue any common stock for marketing or general and administrative services during the nine months ended September 30, 2006.

Interest income for the nine months ended September 30, 2006 of $145,218 represented accrued interest on a note receivable due to the Company’s wholly-owned subsidiary, Positron Acquisition Corporation (“PAC”) from Positron Corporation, an affiliate of the Company.  In September 2006, the note and all accrued interest were converted into Positron Corporation preferred stock.  The Company had no interest income for the nine months ended September 30, 2007.  Interest expense on notes payable was $25,637 and $13,578 for the nine months ended September 30, 2007 and 2006, respectively.  The increase in interest expense results from the interest on the note payable to Cherry Creek which the Company entered into in September 2006.

Discontinued Operations of Cipher Multimedia (“Cipher”)

Losses from discontinued operations for the three months ended September 30, 2007 and 2006 were $7,779 and 8,740, respectively.  No revenue was recorded by Cipher in either period and losses are attributable primarily to professional fees and other general and administrative expenses.

FORM 10-QSB	SEPTEMBER 30, 2007

Losses from discontinued operations for the nine months ended September 30, 2007 and 2006 were $17,492 and 73,694, respectively.  No revenue was recorded by Cipher in either period. The loss for the nine months ended September 30, 2007 is attributable in large part to $30,000 of compensation expense in the form of Cipher common stock.  Expenses were offset in part by reversals of previously accrued interest and professional fees.  The loss for the period ended September 30, 2006 includes a settlement payment of $25,000 to a former officer of Cipher.

After the reorganization of Cipher Multimedia, Inc. in March 2007, the Company owns approximately 25% of the reorganized subsidiary, Cipher-NV.  As a result the Company has recorded majority interest in the losses of Cipher of $10,369 and $2,254 for the three and nine months ended September 30, 2007, respectively.

Financial Condition

The Company had cash and cash equivalents of $1,766 and accounts receivable of $132,356 on September 30, 2007.  On the same date, accounts payable and accrued liabilities outstanding totaled $256,885.  During the three months ended September 30, 2007 the Company received reimbursements from managed health care payers including Medicare and Medicaid in the amount of $121,000.  These reimbursements are for PET scans that were performed as far back as March 2006. After working through a number of procedural and documentation issues with Medicare and Medicaid, the Company is hopeful that a large majority of its previously billed scans will be reimbursed. Under its new arrangement with Beth Israel Medical Center, INP is guaranteed a minimum monthly number of PET scans which should ultimately improve profitability. The Company continues to be dependent upon INP and PET scanning at Beth Israel as its sole source of revenue.

The Company is dependent upon the success of INP and the PET scanning at the Beth Israel facility and/or additional funds through debtor equity financings to resolve liquidity issues and allow it to continue to operate as a going concern.

On September 30, 2007 the Company had an accumulated deficit of $2,383,385 and total equity of $1,640,647.

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

FORM 10-QSB	SEPTEMBER 30, 2007

ITEM 3. Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2007 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-QSB	SEPTEMBER 30, 2007

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a)  Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-QSB	SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imagin Molecular Corporation

Date: November 14, 2007	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director

Date: November 14, 2007	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith