Form 10KSB
period 2007-12-31
IMAGIN MOLECULAR CORP
filed 2008-04-14
CIK 1047540

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:
For the year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐
Registrant's revenues for its most recent fiscal year: $259,985.

Market value of Common stock held by non-affiliates at April 11, 2008:  $3,517,016.

Shares of Common Stock outstanding at April 11, 2008: 93,663,284 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Imagin Molecular Corporation, a Delaware corporation (“Imagin”, the “Registrant” or the “Company”), refocused its business strategy in April 2005 to concentrate on business opportunities in positron emission tomography (PET) through holdings in strategically related divisions based in the manufacturing of PET devices ownership of PET imaging centers and the diagnosis and treatment of cancer, heart and neurological diseases. PET is an advanced medical diagnostic imaging procedure used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease. Through its wholly owned subsidiary, Imagin Nuclear Partners, a New York Corporation (“INP”) the Registrant intends to acquire, operate and administer out-patient medical diagnostic imaging centers that utilize PET and PET/CT scanning equipment. INP specializes in using evidence based bioinformatics specifically positioned in the market to provide the maximal cost effective benefit to their joint venture partner and the community. The Registrant is also the parent of Positron Acquisition Corporation, a Nevada corporation (“PAC”) which is the holder of 8,026,000 shares of common stock and 722,358 shares of Series B Convertible Preferred Stock of Positron Corporation, a publicly owned Texas Corporation (“Positron”), and manufacturers of certain of the PET scanners Imagin uses in its operations. Imagin Molecular Corporation is also the parent of Cipher Multimedia, Inc. (“Cipher”) formed in August 2002 as a new media marketing and distribution solution company that provides distribution solutions for publishers of digital content. As the Registrant focuses its business to concentrate on opportunities in positron emission tomography, the operations of Cipher have for the most part been discontinued.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

On April 19, 2005, Imagin formed Positron Acquisition Corp. (“PAC”) a wholly owned subsidiary organized under the laws of the State of Nevada. PAC was created to acquire promissory notes made by Positron Corporation, a publicly owned Texas corporation (“Positron”)

On November 18, 2005 the Company formed a wholly owned subsidiary, Imagin Nuclear Partners Corporation, a New York corporation (“INP”), to provide Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to diagnose and treat patients with coronary artery disease and patients who are at risk of developing coronary heart disease. Imagin Nuclear Partners Corporation is headquartered in Niagara, New York.

On March 13, 2007, the Registrant redomiciled Cipher as a Nevada corporation through a merger with and into Cipher Multimedia, Inc., a Nevada corporation. In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.

BUSINESS DEVELOPMENT

Through its wholly-owned subsidiary, Imagin Nuclear Partners Corporation, the Company utilizes Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to lease their system to aid in the diagnosis and treatment of patients with coronary artery disease as well as those who are at risk of developing coronary heart disease. The Company will attempt to establish heart health centers to provide imaging technology for the diagnosis and non-invasive management of coronary artery disease. The Company plans to use PET perfusion imaging and vigorous risk factor modification programs to diagnose and guide the management of patients with coronary artery disease. This program is aimed at the regression of coronary atherosclerosis and stabilization of plaque to prevent the clinical events of myocardial infarction, sudden death and unstable coronary syndromes requiring invasive intervention (PTCA or bypass surgery).

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Studies have shown that the utilization of PET imaging technology is a cost-effective approach to the diagnosis of coronary artery disease when compared to the cost of utilizing traditional imaging technology and invasive procedures. The current approximate cost of a PET scanner, in excess of $1,500,000 continues to prevent wide spread acceptance of the technology. The Company believes that if the technology could be offered at prices equivalent to the less accurate, less expensive, routinely used, diagnostic exam of Single Photon Emission Computed Tomography (SPECT) that the barriers to entry may be significantly reduced leading to an increased utilization.

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

The Company anticipates its initial target states are New York, New Jersey, Pennsylvania, Maryland, Florida and Texas, where cardiac patient demographics and cardiovascular PET reimbursement are well established.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

CUSTOMERS

The Company’s primary customers are General/Family/Internal Medicine physicians in Metropolitan areas. A metropolitan population can be defined as having multiple General/Family/Internal Medicine physician offices and a referral population of at least 500,000 patients.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN NUCLEAR PARTNERS CORPORATION

On November 18, 2005 the Company formed a wholly owned subsidiary, Imagin Nuclear Partners Corporation, a New York corporation (“INP”), the Company utilizes Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to lease their system to aid in the diagnosis and treatment of patients with coronary artery disease as well as those who are at risk of developing coronary heart disease. Imagin Nuclear Partners Corporation is headquartered in Niagara Falls, New York.

Relationship with Beth Israel Hospital

In February 2006, Imagin Nuclear Partners purchased a Positron HZL-R Imaging Camera from Positron Corporation. The Company currently leases the PET camera along with Rb-82 pharmaceutical to Beth Israel Medical Center (“BIMC”).

Sales and Marketing

To fulfill its business plan Imagin Nuclear Partners will approach physicians who primarily see Medicaid patients to solicit referrals. Medicaid physicians are not routinely solicited for referrals due to the traditional low fees associated. Imagin Nuclear Partners believes that the Medicaid population will result in a significant portion of their monthly volume.  Imagin Nuclear Partners hopes to solicit large self insured companies and present the GM report with real patient data to justify the increased use of PET along with Coronary Disease Reversal.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.  The operations of Cipher Multimedia, Inc. are limited and have been discontinued from an accounting perspective.

POSITRON ACQUISITION CORP.

On April 19, 2005, Imagin formed Positron Acquisition Corp. (“PAC”) a wholly-owned subsidiary organized under the laws of the State of Nevada. PAC was created to acquire Positron Corporation, a publicly owned Texas corporation (“Positron”).

On May 23, 2005, as an initial step, we acquired two convertible notes receivable issued by Positron (the “Positron Notes”) in favor of IDC. The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock that are in turn convertible, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share. Imagin acquired the Positron Notes in exchange for 30,000,000 newly issued shares of Imagin’s common stock.  On September 30, 2006, Imagin exchanged the Positron Notes for a total of 762,358 of Positron’s Series B Collectible Preferred Stock, par value $1.00 per share (the “Series B”).  The Series B are convertible into shares of Positron’s common stock, par value $0.001 per share, at the rate of 100 shares of Common stock for each Series B.  On September 7, 2006, PAC converted 40,000 shares of Series B into 4,000,000 shares of common stock

Positron designs, manufactures and markets medical imaging devices utilizing Positron Emission Tomography (“PET”) technology. PET technology permits the measurement of the biological processes of organs and tissues and produces anatomical and structural images. PET systems are used by physicians in the diagnosis and management of heart disease and certain other neurological and oncological illnesses.

Following the acquisition of the Positron Notes, the Company changed its principal operations from multimedia encryption technology to positron emission tomography and medical imaging and related services.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

EMPLOYEES

On March 31, 2008, the Company had two full-time and one part-time employees.

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

It Is Difficult to Evaluate the Company’s Business and Prospects Because it Does Not Have Any Operating History

The Company has yet to generate significant revenue from operations. The Company’s lack of working capital, make it difficult to evaluate the Company’s current business prospects or to accurately predict its future revenue or results of operations. The Company’s revenue and income potential continue to be unproven, and its business model is evolving. Because of the rapidly changing nature of medical imaging and medical reimbursement, the Company may need to modify its business model to adapt to these changes. Accordingly, the Company is subject to all of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to break into a difficult-to-penetrate and rapidly changing industry segment.

The Penny Stock Rules May Have an Adverse Effect Upon Liquidity of the Company’s Shares

If the shares of the Company’s common stock are listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Dependence Upon Positron Corporation

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of December 31, 2007, the Company held 8,026,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 12.1% of the outstanding common stock of Positron on a non-fully-diluted basis. In addition, as of December 31, 2007, the Company had advanced an additional $1,346,000 to Positron which on April 10, 2008 were memorialized in the form of a promissory note for the full amount of the advances, due and payable on December 31, 2008 with interest at the rate of eight percent (8%) per annum (the “Positron Note”). The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the Positron Note are dependent upon the relative success of Positron.  Investors are encouraged to review the filings of Positron with the Securities and Exchange Commission, which may be found at www.sec.gov.

Risks Associated with Technological Change

The market in which the Company competes is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of medical imaging and health care industries...  Accordingly, the Company’s future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards. The Company’s failure to successfully adapt to such changes in a timely manner could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Need for Future Funding

The Company may need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. The financing we need may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms and may involve a substantial dilution to our shareholders. Our inability to obtain financing will inhibit our ability to implement our development strategy, and as a result, could require us to diminish or suspend our development strategy and possibly cease our operations.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately November 1996, the Company’s common stock, its only class of trading equity securities, has been traded on the NASD OTC Bulletin Board (“OTCBB”) under the symbol "IMGM.OB". The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years as reported by the OTCBB.  High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2006	High Bid	Low Bid

Fourth Quarter	.08	.04
Third Quarter	.19	.07
Second Quarter	.39	.12
First Quarter	1.08	.04

Year Ended December 31, 2007	High Bid	Low Bid

Fourth Quarter	.09	.04
Third Quarter	.09	.05
Second Quarter	.08	.04
First Quarter	.08	.04

(b) Holders

As of December 31, 2007, we had 93,663,284 shares of Common Stock outstanding, held by approximately 1,186 holders or record:

(b) Recent Unregistered Sales of Securities

Om May 31, 2007, the Company sold 20,000,000 shares of its common stock to Solaris Opportunity Fund, L.P., a Delaware Limited partnership (“Solaris”) for a purchase price of $400,000, Solaris Managing Member’s Patrick G. Rooney, our former Chairman, Chief Executive Officer and principal shareholder and founder of the Company’s wholly owned subsidiary Cipher Multimedia, Inc. Mr. Rooney also serves as the Chairman of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company, of which Solaris is also a principal shareholder.

Series A Preferred

On July 24, 2007, the Company consummated a Securities Purchase and Subscription Agreement with Solaris. Under the agreements the Company issued a total of 500,000 shares of Series A Convertible Preferred Stock for $200,000.  Each share of Series A Preferred Stock is convertible into 20 shares of the Registrant’s Common Stock, votes as twenty shares of common stock or all matters which holders of common stock are entitled to vote or and is senior to the common stock upon liquidation..

On August 28, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

On October 5, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 4, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 30, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 187,500 shares of the Registrant's Series A Convertible Preferred Stock for $97,000.  The preferred shares are convertible into a total of 3,750,000 shares of Imagin common stock.

On December 14, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 175,500 shares of the Registrant's Series A Convertible Preferred Stock for $100,000.  The preferred shares are convertible into a total of 3,500,000 shares of Imagin common stock.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company has never utilized an underwriter for an offering of its securities.

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2007 and 2006. There are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

(d)  Securities authorized for issuance under equity compensation plans.

The Company’s equity plan information required by this item is set forth under Item 10 of Part III below.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Relationship with Beth Israel Hospital

In February 2006, Imagin Nuclear Partners purchased a Positron HZL-R Imaging Camera from Positron as well as a CTI Infusion Cart from Bracco Diagnostics, Inc. Also, in February 2006, the Company commenced operations of a PET center under the name Imagin Nuclear Partners at the cardiac center located within Beth Israel Medical Center (“BIMC”) in New York. The Company’s intention is to leverage its existing relationship with the New York State Department of Health Cardiac Advisory Committee to secure a “pilot program” aimed at demonstrating the cost efficacy of cardiac PET in selected markets on predetermined procedure indications. Under the initial contract with BIMC, the Company reimbursed BIMC on a fixed monthly basis for various operating expenses associated with performing scans, including physician’s fees, technologist fees, rents and other administrative expenses.  In February 2007, the Company and BIMC temporarily suspended operations at the facility pending re-negotiation of the original contract.  The parties executed a new agreement, the terms of which are discussed in detail below.

In May 2007, INP and Beth Israel Medical Center executed an Equipment Lease Agreement (the “Agreement”) for certain positron emission tomography (“PET”) scanning cameras and related radiologic equipment (the “Equipment”).  Under the terms of the Agreement, BIMC will lease the equipment for use in its on site PET Lab where it performs PET scans on its patients.  The initial lease term is three (3) years commencing on June 4, 2007 (the “Effective Date”).

In accordance with the Agreement, BIMC shall pay INP rent for the lease of the equipment as follows:

-
The actual aggregate technical component reimbursement received by BIMC from all payer sources for all PET scans performed during the three (3) month period commencing on the Effective Date of the Agreement (the “Initial Period”).

-	$850 per scan for scans 1-60 performed in a given calendar month after the Initial Period.
-	$650 per scan for scans 61-120 performed in a given calendar month after the Initial Period.
-	$450 per scan for scans in excess of 120 performed in a given calendar month after the Initial Period.
-	A minimum monthly lease payment of $51,000 is due in the event less than 61 scans are performed by BIMC during any calendar month after the Initial Period.

Cipher Multimedia Reorganization

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.  The operations of Cipher Multimedia, Inc. are limited and have been discontinued from an accounting perspective.

2007 Transactions

On May 31, 2007, the Company consummated a Securities Purchase and Subscription Agreement with Solaris Opportunity Fund, L.P., a Delaware limited partnership ("Solaris").  Solaris acquired 20,000,000 shares of the Registrant's common stock, par value $0.001 per share for a purchase price of $400,000.  Solaris' Managing Member, Patrick G. Rooney, is the former Chief Executive Officer, Chairman and principal shareholder of the Company and founder of its subsidiary Cipher–NV.  Mr. Rooney is also the Chairman of Positron Corporation, a publicly owned Texas corporation and an affiliate of the Company.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

 On July 24, 2007, the Company consummated separate Securities Purchase and Subscription Agreements with Solaris. Under each of the agreements Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 20,000,000 shares of Imagin common stock.

On August 28, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On October 5, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 4, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 30, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 187,500 shares of the Registrant's Series A Convertible Preferred Stock for $97,000.  The preferred shares are convertible into a total of 3,750,000 shares of Imagin common stock.

On December 14, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 175,500 shares of the Registrant's Series A Convertible Preferred Stock for $100,000.  The preferred shares are convertible into a total of 3,500,000 shares of Imagin common stock.

During the year ended December 31, 2007, the Company advanced the sum of $1,346,000 to Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (collectively “Positron”). As of the date hereof  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation.   Patrick G. Rooney, the Managing Member of Solaris, is the Chairman of Positron Corporation

Results of Operations

For the years ended December 31, 2007 and 2006, the Company had net losses $439,189 and $972,817, respectively.   The current year net loss includes an operating loss of $385,947.  The significantly higher loss during the year ended December 31, 2006 is attributed primarily to approximately $764,000 of professional fees, the majority of which was issued in common stock to consultants.

Revenues – Revenue was generated exclusively from PET scans at Beth Israel Medical Center (“BIMC”) and totaled $259,985 and $183,198 for the years ended December 31, 2007 and December 31, 2006, respectively. Contractual adjustments arise due to the terms of reimbursement of Medicaid, Medicare, and managed care providers and represent the difference between charges at established rates and estimated recoverable amounts.  Adjustments are recognized as a reduction of revenue in the period the services are rendered.  Based on the limited history of reimbursement rates, management has reduced gross revenues by 40% to reflect potential contractual adjustments, an amount it believes to be conservative. Gross revenues from patient scans have been adjusted to reflect management’s estimate of reimbursable amounts.  For the year ended December 31, 2006, scans commenced in late February with March being the first full month of scan revenue. During the year ended December 31, 2007, PET scans at BIMC were temporarily suspended from February to May pending the re-negotiation of the contract between the Company and Beth Israel Hospital.   Costs of revenues, which consist primarily of monthly fixed costs associated with performing the scans, operating the imaging camera and CTI infusion were $317,801 in 2007 and $343,254 in 2006.  The current year decrease reflects the temporary suspension of scans at BMIC discussed above.  During this period the Company did not purchase rubidium necessary to operate the PET imaging camera, a cost approximating $30,000 per month.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Operating Expenses – Marketing and general and administrative expenses for the year ended December 31, 2007 were $221,573 compared to $52,556 for the year ended December 31, 2006.  The increase over last year is attributed primarily to $174,000 in compensation expense during the current year including $150,000 of stock-based compensation to employees. The Company did not record any compensation expense for the year ended December 31, 2006.  Professional fees were $106,558 and $829,493 for the years ended December 31, 2007 and 2006, respectively. During 2007, the Company issued shares of its common stock valued at $80,000 to a consultant for services performed. Similarly during 2006, the Company issued common stock valued at nearly $764,000 for consulting services performed. Other professional fees include legal and accounting expenses.

Other Income (Expense) - Interest income of $145,218 in the prior year represents accrued interest on the notes receivable from Positron Corporation, including amortization of discount, through the date of conversion to Positron Series B Preferred Stock in September 2006.

Interest expense for the years ended December 31, 2007 and 2006, was $33,256 and $24,717, respectively.  Current year interest expense represents for a note payable to Cherry Creek Capital Partners, an unrelated party to whom the Company issued a 12% secured promissory note on September 11, 2006 in the amount of $300,000. Interest expense on the Cherry Creek note for 2006 was approximately $8,000. In addition, 2006 interest expense includes approximately $13,000 of interest on a related party note payable that was settled in January 2007.

Discontinued Operations of Cipher Multimedia (“Cipher”)

Losses from discontinued operations for the year ended December 31, 2007 and 2006 were $18,463 and 51,213, respectively.  No revenue was recorded by Cipher in either period. The loss for the year ended December 31, 2007 is attributable in large part to $30,000 of compensation expense in the form of Cipher common stock.  Expenses were offset in part by reversals of previously accrued interest and professional fees.  The loss l for the year ended December 31, 2006 includes a settlement payment of $25,000 to a former officer of Cipher.

After the reorganization of Cipher Multimedia, Inc. in March 2007, the Company owns approximately 25% of the reorganized subsidiary, Cipher-NV.  As a result the Company has recorded majority interest in the losses of Cipher of $1,523 for the year ended December 31, 2007.

Liquidity and capital resources

At December 31, 2007, the Company had current assets of $ 144,542 and current liabilities of $722,748 compared December 31, 2006 when the Company had current assets and current liabilities of $166,677 and $848,240, respectively.  Cash and cash equivalents at December 31, 2007 were $24,120 and accounts receivable from scan revenue was $120,422.  The Company also had $1,346,000 due from Positron Corporation, a related party, at December 31, 2007.

Current liabilities at December 31, 2007 include accounts payable and accrued liabilities including accrued interest of $292,318 and the current portion of the Cherry Creek note payable of $128,850.

The Company used net cash from operating activities of $112,924 for the year ended December 31, 2007 compared to $299,679 for the year ended December 31, 2006.  The increase in cash flow from operations is due in large part to third party reimbursements for scan revenue generated by INP at the Beth Israel Medical Center.

For the current year, the Company did not have any investing activities. In the prior year the Company used $241,105 to purchase capital assets for INP, most notably the PET Imaging System used to perform scans at BIMC.

Net cash provided by financing activities was $133,906 and $542,546 for the years ended December 31, 2007 and 2006, respectively.  During 2007 the Company raised $1,397,000 by issuing 20,000,000 shares of common stock and 2,362,500 shares of its Series A Preferred stock to the Solaris Opportunity Fund, a related party...  These amounts were offset by $1,346,000 of funds loaned to Positron Corporation, a related party and manufacturer of PET Imaging Systems.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

On December 31, 2007 the Company had an accumulated deficit of $2,397,912 and total equity of $2,223,120.  The Company is dependent upon the success of INP and PET scanning under the lease agreement with BIMC, the repayment of amounts advanced to Positron Corporation and/or raising additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

ITEM 7. FINANCIAL STATEMENTS

The required Financial Statements and notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”)is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in applicable securities laws.

As required by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report Form 10-KSB report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 8B.  OTHER INFORMATION.

On October 5, 2007, November 4, 2007, November 30, 2007 and December 14, 2007 the Company consummated sales of its Series A Convertible Preferred Stock (the “Series A”) with Solaris Opportunity Fund, L.P.., a Delaware limited partnership ("Solaris").  Solaris acquired 500,000, 500,000, 187,500 and 175,000 shares, respectively, of the Series A for respective purchase prices of $200,000, $200,000, $97,000 and $100,000.  Solaris' Managing Member, Patrick G. Rooney, is the former Chief Executive Officer, Chairman and principal shareholder of the Registrant and founder of its wholly-owned subsidiary Cipher Multimedia, Inc.  Mr. Rooney is also the Chairman of Positron Corporation, a publicly owned Texas corporation and an affiliate of the Registrant.

On April 10, 2008, the Company formalized the advances in the amount of $1,346,000 it had made to its affiliate Positron Corporation (“Positron”).  Positron executed a promissory note for the full amount of the advances, with interest at the rate of eight percent (8%) per annum, due on December 31, 2008 (the “Positron Note”).  The Positron Note is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001 per share (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”).  Upon a default of the Note or the Pledge, the Company may sell the Pledged Shares to repay any and all amounts due under the Positron Note.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served a such:

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

SUMMARY COMPENSATION TABLE

Name	Duration and Date of Expiration of Present Term	Position and Office with Registrant	Age and Director since
Joseph G. Oliverio	One year December 31, 2008	Chief Executive Officer, Director	38 August 18, 2006
Corey Conn	One year December 31, 2008	Chief Financial Officer, Director	46 August 19, 2003
Neil Sy	One year December 31, 2008	Chairman Director	38 August 19, 2005

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Joseph G. Oliverio – Age 38, Mr. Oliverio commenced service as the Company’s Chief Executive Officer and was also appointed to serve on the Company’s Board of Directors. Mr. Oliverio also serves as the President of Positron Corporation, a publicly-owned Texas corporation, and affiliate of the Registrant. Mr. Oliverio was the former Chief Operating Officer of Michael E. Merhige, M.D., LLC, a well known coronary disease reversal and prevention center in Niagara, New York. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo. Mr. Oliverio is a certified nuclear medicine technologist.

Corey Conn - Age 46, Chief Executive Officer, Director: Mr. Conn is a co-founder of Cipher Multimedia, Inc. Mr. Conn also serves as the Chief Financial Officer of Positron Corporation, a publicly-owned Texas corporation, and affiliate of the Registrant. Since September, 1999. Mr. Conn has served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm. Previously, Mr. Conn was Vice President of Business Development at iLX, an e-business and e-transformation services provider from June 1996 to September 1999. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002.

Neil Sy - Age 38, Chairman, Director: Mr. Sy is currently engaged in capital raising ventures including consumer medicine and real estate properties in Chicago, Illinois and Las Vegas, Nevada. Prior thereto and from 1997 to 2003, Mr. Sy was a member of the Chicago Board Options Exchange as a market maker. Prior thereto, and from 1992 to 1997, Mr. Sy worked on the Chicago Board Options Exchange as a trade manager. Mr. Sy received a Bachelor’s Degree in Business Administration from Southern Illinois University.

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

(c) Family Relationships

No family relationship exists between any director or executive officer of the Registrant.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires the Registrant's executive officers and directors and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Registrant on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) reports they file. To the Registrant's knowledge, all beneficial owners of greater than 10% of Registrant's Common Stock have complied with all Section 16(a) filing requirements applicable to them during the Registrant's most recent fiscal year.

Code of Ethics

The Registrant has adopted its Code of Ethics and Business Conducts that applies to all officers, directors, and employees of the Registrant.

ITEM 10. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2007 and 2006.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.
Name and Principal Position	Year	Salary	Bonus	Stock Awards (a)	Option Awards	Nonequity incentive plan compensation	Non-qualified deferred comp earnings	All Other Compensation (b)	Total

Joseph G. Oliverio	2007	—	—	$120,000	—	—	—	—	$120,000
Chief Executive Officer, Director	2006	—	—	—	—	—	—	—	—
		—	—	—	—	—	—	—	—

Patrick G. Rooney	2007	—	—	—	—	—	—	—	—
Former Chief Executive Officer	2006
		—	—	—	—	—	—	—	—

Corey Conn	2007	—	—	—	—	—	—	$34,000	$34,000
Chief Financial Officer, Director	2006	—	—	—	—	—	—	—	—
		—	—	—	—	—	—	—	—

Neil Sy	2007	—	—	—	—	—	—	—	—
Chairman, Director	2006	—	—	—	—	—	—	—	—

(a)           On May 15, 2007, the Company issued 3,000,000 shares of common stock, par value $0.001, valued at $0.04 per share, to Joseph G. Oliverio, Chief Executive Officer for compensation.

(b)            Includes a lump sum cash payment of $24,000 and on March 14, 2007, the Company issued a total of 500,000 shares of the Registrant’ subsidiary, Cipher Multimedia, Inc. common stock, par value $0.001, valued at $0.02 per share.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)
All Equity Compensation Plans Approved by Security Holders	—	—	5,000,000

2007 Stock Option Plan

Imagin Molecular Corporation’s Board administers the 2007 Stock Option Plan (the "2007 Plan"), which was adopted by the Board effective May 14, 2007.  The 2007 Plan provides for the grant stock options to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.   Options may not be exercised more than five years after the date of grant.  In the case of an optionee who is a director or officer of the Company, upon termination of employment for any reason other than death or termination for cause, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of an optionee who is an employee or consultant of the Company, upon termination of employment for any reason other than death or termination for cause, each option may be exercised for a period of 60 days; to the extent it is exercisable on the date of termination.    In the case of a termination due to death, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination.  . In the case of a termination due to cause, any unexercised options shall expire immediately.  A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2007 Plan.  As of December 31, 2007, no shares had been issued to under the 2007 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2007, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(a)(b)
Solaris Opportunity Fund, LP	67,250,000 (c)	47.72%
Patrick G. Rooney (d)	12,407,625 (d)	8.81%
Cipher Multimedia, Inc (f)	1,900,000 (e)	2.03%

(a)	Based on 93,663,284 shares of Common Stock outstanding on March 30, 2008.

(b)
The percentage of outstanding Common Stock assumes full conversion Convertible Series A Preferred Stock into Common Stock and is based on the Company's outstanding shares of Common Stock as of March 30, 2008.

(c)
Includes 20,000,000 shares owned directly and shares issuable upon full conversion of 2,362,500 shares of Series A Preferred Stock into Common Stock.  The address for the Solaris Opportunity Fund is 700 Commerce Drive Suite 400 Oak Brook, Illinois 60523.

(d)	Patrick G. Rooney is also the Managing Member of Solaris Opportunity Fund, L.P.

(e)	Represents shares owned directly. The address for Patrick G. Rooney is 3801 N. Washington Street Oak Brook, Illinois 60523.

(f)	Patrick G. Rooney is the principal stockholder of Cipher Multimedia, Inc. and holds dispositive voting power.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2007, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Joseph G. Oliverio	3,000,000	3.20%
104 W. Chestnut # 315.
Hinsdale, IL 60521

Corey Conn	800,000.85%
104 W. Chestnut # 315.
Hinsdale, IL 60521

Neil Sy	360,000.38%
104 W. Chestnut # 315
Hinsdale, IL 60521

All Officers and Directors	4,160,000	4.43%
as a Group

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period covering this Annual Report on Form 10-KSB, Solaris Opportunity Fund, L.P., a Delaware limited partnership (“Solaris”) acquired an aggregate of 20,000,000 shares of the Company’s common stock, par value $0.001 per share and 2,362,500 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A”) for an aggregate purchase price of $1,397,000.  The Series A is convertible into shares of common stock at the ratio of 20 shares of common stock for each share of Series A converted. Holders of the Series A are entitled to vote on all matters holdings of the Company’s common stock are entitled to vote upon at rate of 20 votes per share. The Series A is senior to the Company’s common stock in liquidation. As a result of Solaris has become the Company’s controlling Shareholder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
EXHIBITS

10.1	Promissory Note by Positron Corporation dated April 10, 2008

10.2	Stock Pledge Agreement by Positron Corporation dated April 10, 2008

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith
#	Furnished herewith

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2007 and 2006 by our auditors, Frank L. Sassetti & Co.

	2007	2006
Audit Fees (1)	$19,100	$30,000
Non-Audit Fees:	—	—
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—

Total Fees paid to auditors	$19,100	$30,000

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

The Board of Directors has considered the role of Frank L. Sassetti & Co. in providing certain tax services to Imagin and has concluded that such services are compatible with Frank L. Sassetti Co.’s independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then be responsible for approving audit fees. We are looking for new board members that would be qualified to serve on an audit committee. When the audit committee is formed one of their first assignments will be to propose to the board a code of ethics.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 11, 2008.

Imagin Molecular Corporation

By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Officer,
Director

By:	/s/Corey Conn
Corey Conn
Chief Financial Officer,
Director

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Imagin Molecular Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Imagin Molecular Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagin Molecular Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Frank L. Sassetti & Co.

April 11, 2008
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets:
Cash	$24,120	$3,138
Accounts receivable	120,422	163,539

Total current assets	144,542	166,677

Property and equipment, net	208,909	234,666

Other assets:
Due from related party	1,346,000
Investment in securities of Positron Corporation	1,588,066	1,588,066

Total assets	$3,287,517	$1,989,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$104,951	$97,577
Advances from shareholder	5,100	69,616
Accrued expenses	182,373	158,246
Current portion of promissory note	128,580	81,684
Notes payable	—	130,000
Advance from related party	296,750	235,385
Interest Payable	4,994	75,732

Total current liabilities	722,748	848,240

Promissory note payable – less current portion	125,404	205,860

Majority interest in consolidated subsidiary	216,245	—

Total liabilities	1,064,397	1,054,100

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares Authorized, 2,362,500 shares issued and outstanding	2,362	—

Common stock, $0.001 par value; 95,000,000 shares authorized 93,663,284 and 67,276,617 shares issued and outstanding, on December 31, 2007 and 2006.	93,663	67,277
Additional paid-in capital	4,525,007	2,826,755
Accumulated deficit	(2,397,912)	(1,958,723)

Total stockholders’ equity	2,223,120	935,309

Total liabilities and stockholders’ equity	$3,287,517	$1,989,409

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$259,985	$183,198

Costs of revenues	317,801	343,254

Gross loss	(57,816)	(160,056)

Operating expenses:
Professional fees	106,558	829,493
Marketing, general and administrative	221,573	52,556

Total operating expenses	328,131	882,049

Loss from operations	(385,947)	(1,042,105)

Other income (expenses):
Interest income	—	145,218
Interest expense	(33,256)	(24,717)
Total other income	(33,256)	120,501

Loss from continuing operations before income taxes majority interest in consolidated subsidiary	(419,203)	(921,604)

Majority interest in loss of consolidated subsidiary	(1,523)	—

Loss from continuing operations before income taxes	(420,726)	(921,604)

Income taxes	—	—

Loss from continuing operations	(420,726)	(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	$(439,189)	$(972,817)

Per share amounts:
From continuing operations	$(.0052)	$(.0140)
From discontinued operations	$(.0003)	$(.0008)
Net loss	$(.0055)	$(.0148)

Weighted average common Shares	80,464,197	65,612,591

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred		Common Stock
	Number of		Number of		Additional paid
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

January 1, 2006	—	$—	50,680,311	$50,680	$1,812,378	$(985,906)	$877,152

Common shares issued for services	—	—	9,060,000	9,060	754,640	—	763,700
Common shares issued for debt repayment	—	—	7,536,306	7,537	259,737	—	267,274
Net loss	—	—	—	—	—	(972,817)	(972,817)

December 31, 2006	—	—	67,276,617	67,277	2,826,755	(1,958,723)	935,309

Common shares issued for services	—	—	5,000,000	5,000	195,000	—	200,000
Common shares issued for debt repayment	—	—	1,386,667	1,386	128,614	—	130,000
Common shares issued for cash			20,000,000	20,000	380,000	—	400,000
Preferred shares issued for cash	2,362,500	2,362	—	—	994,638	—	997,000
Net loss	—	—	—	—	—	(439,189)	(439,189)

December 31, 2007	2,362,500	$2,362	93,663,284	$93,663	$4,525,007	$(2,397,912)	$2,223,120

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities::
Loss from continuing operations	$(420,726)	$(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	(439,189)	(972,817)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	25,757	9,536
Common stock issued for services	200,000	763,700
Subsidiary common stock issued for services	30,000	—
Majority interest in loss of consolidated subsidiary	1,523	—
Amortization of discount on notes receivable	—	(54,378)
Changes in operating assets and liabilities
Accounts receivable	43,117	(163,539)
Interest receivable	—	(93,638)
Accounts payable and accrued liabilities	25,868	194,628
Interest payable	—	16,829

Net cash used in operating activities	(112,924)	(299,679)

Cash flows from investing activities:
Purchase of fixed assets	—	(241,105)

Net cash used in investing activities	—	(241,105)

Cash flows from financing activities:
Advances from shareholders	5,100	69,616
Advance from related party	111,365	185,385
Proceeds from promissory note	—	305,111
Payment of notes payable	(33,559)	(17,566)
Proceeds from issue of common stock	400,000	—
Proceeds from issue of preferred stock	997,000	—
Advances to related party	(1,346,000)	—

Net cash provided by financing activities	133,906	542,546

Net increase (decrease) in cash	20,982	1,762

Cash at beginning of period	3,138	1,376

Cash at end of period	$24,120	$3,138

Supplemental cash flow information:
Interest paid	$28,256	$2,780
Income taxes paid	—	—

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
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

On November 29, 2006, the Company issued 10,000 shares of common stock to a consultant for services performed. The shares were valued at $0.07 per share.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

NOTE 2.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,397,912 as of December 31, 2007.  The Company’s ability to continue as a going concern is dependent in part upon the success of INP and the PET scanning at the Beth Israel Medical Center, but in large part the success of INP will be its ability to execute additional lease or similar agreements with other facilities that perform PET imaging for patients.  In addition the Company will need to raise additional capital to continue operations. .Management plans to raise equity capital to finance the operating and capital requirements of the Company.

 The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of December 31, 2007, the Company held 8,026,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 12.1% of the outstanding common stock of Positron on a non-fully-diluted basis. In addition, as of December 31, 2007, the Company had advanced an additional $1,346,000 to Positron. The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the advances, is dependent upon the relative success of Positron

While the Company is expending its best efforts to achieve it operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advance to Positron Corporation will ever be realized.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the years ended December 31, 2007 and 2006, the financial statements include the accounts and transactions of Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All Intercompany transactions and balances have been eliminated.
.
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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to materially impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of Statement No. 159 to materially impact the Company’s financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4. CIPHER MULTIMEDIA INC. REORGANIZATION / DISCONTINUED OPERATIONS

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

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the year ended December 31, 2007 continue to be consolidated in the Registrant’s financial statements and are reflected as discontinued operations.

Summarized financial information for discontinued operations for the years ended December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006

Operating expenses		$29,990	$28,105
Other expenses (income)		(11,527)	23,108
Loss before majority interest		(18,463)	(51,213)
Majority interest in loss		(1,523)	--
Net loss	$	(19,986)	$(51,213)

Total assets		$846	$390
Total liabilities		236,603	156,269
Majority interest		1,523	--
Stockholders’ deficit		(235,757)	(155,879)

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

NOTE 5. DUE FROM RELATED PARTY

During the year ended December 31, 2007, the Company advanced funds to Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (collectively “Positron”).  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation.  At December 31, 2007 the outstanding amount due the Company from Positron is $1,346,000.  On April 10, 2008, the advances were formalized into a promissory note, with interest at 8%, due on December 31, 2008 and secured by a pledge of 100,000,000 shares of Positron’s common stock.

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

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and December 31, 2006 consisted of the following:

	Dec. 31, 2007	Dec. 31, 2006
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(35,293)	(9,536)
Total	$208,909	$234,666

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

NOTE 8.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, as amended the Company made a payment of $17,566 in November 2006 and is required to make 30 consecutive monthly installments of $11,142, including interest, commencing in July 2007.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of December 31, 2007 the principal balance of the promissory note is $253,984, of which $128,580 is included in current liabilities.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At December 31, 2007, no amounts had been recorded for these items.

Convertible note with related party

On December 28, 2004, the Company modified and amended a promissory note made by Imagin in favor of John Rooney, brother of the Registrant’s former Chairman, President and Chief Executive Officer and current principal shareholder, in the principal amount of $130,000.  Pursuant to the terms of the amended note, the Company accepted the obligation for the payment of the note for the release of the obligation of Imagin to repay principal and interest.  The due date of the note was extended to December 31, 2007, with interest at the rate of 10%.  The note was amended to be convertible into 1,386,667 shares of the Company’s common stock.  Additional shares may be converted for unpaid interest at $.09375. As of December 31, 2007 the note and accrued interest of $39,000 was unpaid This interest was converted into 1,787,500 shares of common stock of Cipher Multimedia, Inc., the Company’s wholly-owned subsidiary.  On January 10, 2007 the Company issued of 586,667 shares of common stock to Mr. Rooney as full and final settlement of the note

Advances from shareholder

Patrick G. Rooney, the company’s former Chairman, President and Chief Executive Officer, advanced funds to finance the Company’s working capital requirements. On December 31, 2007 and 2006 advances and loans, including accrued interest, made to the Company by Mr. Rooney totaled $5,100 and $98,973, respectively.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

NOTE 10. SERIES A PREFERRED STOCK

On July 24, 2007 the Board of Directors authorized a new series of preferred stock designated Series A Convertible Preferred Stock.  The number of shares authorized was 5,000,000.  Each share of Series A Preferred Stock $.001 par value is convertible into 20 shares of the Company’s Common Stock. Holders of the Series A Preferred Stock are entitled to 20 votes per share on all matters requiring shareholder vote.  While Series A Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.

NOTE 11. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2007, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $2,500,000, which expire in 2022 through 2027.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes of the Company’s common stock limited the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

For the years ended December 31, 2007 and 2006, the Company applied the Federal statutory tax rate of 34%.
Deferred income taxes consist of the following December 31, 2007 and 2006:

	2007	2006

Deferred tax assets
Net operating loss carryforwards	$1,170,000	$830,000
Current year provision	150,000	340,000
	1,320,000	1,170,000
Valuation allowance	(1,320,000)	(1,170,000)
	$-	$0

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against this asset.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" as of January 1, 2007. The Company has reviewed the status of possible tax uncertainties through 2007. The company's review did not result in any uncertain tax positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies nor adopted any new tax positions during 2007 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus. This review included the Company's net deferred income tax assets and valuation allowance.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

NOTE 12.  RELATED PARTY TRANSACTIONS

In September 2006, INP purchased from Positron, a refurbished HZL Positron Emission Tomography (“PET”) Imaging System.  The machine is being used at the cardiac imaging center located in Beth Israel Medical Center in New York City. The total cost of the machine, which includes sales tax and installation was $234,760. The Company also executed a service and maintenance contract with Positron for the machine. For the years ended December 31, 2007, Positron billed the Company $55,000 under the service contract. Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation

Advances from related parties at December 31, 2007 and December 31, 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Positron Corporation and Subsidiaries	$296,750	$185,385

On July 24, 2007, the Company consummated a Securities Purchase and Subscription Agreement with Solaris Opportunity Fund, L.P., a Delaware limited partnership ("Solaris").  Solaris acquired 20,000,000 shares of the Registrant's common stock, par value $0.001 per share for a purchase price of $400,000.  Solaris' Managing Member, Patrick G. Rooney, is the principal shareholder of the Company and its former Chairman and Chief Executive Officer, and founder of its subsidiary Cipher–NV.  Mr. Rooney is also the Chairman of Positron Corporation, a publicly owned Texas corporation and an affiliate of the Company.

 On July 24, 2007 and August 28, 2007, the Company consummated separate Securities Purchase and Subscription Agreements with Solaris. Under each of the agreements Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 20,000,000 shares of Imagin common stock.

On October 5, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 4, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 30, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 187,500 shares of the Registrant's Series A Convertible Preferred Stock for $97,000.  The preferred shares are convertible into a total of 3,750,000 shares of Imagin common stock.

On December 14, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 175,500 shares of the Registrant's Series A Convertible Preferred Stock for $100,000.  The preferred shares are convertible into a total of 3,500,000 shares of Imagin common stock.

During the year ended December 31, 2007, the Company advanced funds to Positron Corporation. At December 31, 2007 the outstanding amount of these advances totaled $1,346,000. The advances are non-interest bearing. On April 10, 2008, the advances were formalized into a promissory note, with interest at 8% per annum, due December 31, 2008 and secured by a pledge of 100,000,000 shares of Positron’s common stock.

NOTE 13. STOCKHOLDERS' EQUITY

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

On October 5, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 4, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 500,000 shares of the Registrant's Series A Convertible Preferred Stock for $200,000.  The preferred shares are convertible into a total of 10,000,000 shares of Imagin common stock.

On November 30, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 187,500 shares of the Registrant's Series A Convertible Preferred Stock for $97,000.  The preferred shares are convertible into a total of 3,750,000 shares of Imagin common stock.

On December 14, 2007 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 175,500 shares of the Registrant's Series A Convertible Preferred Stock for $100,000.  The preferred shares are convertible into a total of 3,500,000 shares of Imagin common stock.

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