Form 10-Q
period 2008-03-31
IMAGIN MOLECULAR CORP
filed 2008-05-15
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to ___________

Commission file number 000-29449

IMAGIN MOLECULAR CORPORATION

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	13-4099008
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

104 W. Chestnut, #315 Hinsdale, Illinois	60521
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (630) 371-5583

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	93,663,284

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

FORM 10-QSB	MARCH 31, 2008

IMAGIN MOLECULAR CORPORATION

Form 10-QSB for the quarter ended March 31, 2008

FORM 10-QSB	MARCH 31, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited balance sheet of the Registrant as of March 31, 2008, the balance sheet at December 31, 2007, the unaudited statements of operations for the three months ended March 31, 2008 and 2007, and the unaudited statements of cash flows for the three months ended March 31, 2008 and 2007 follow.  The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,710	$24,120
Accounts receivable	111,269	120,422

Total current assets	117,979	144,542

Property and equipment, net	202,470	208,909

Other assets:
Due from related party	1,716,000	1,346,000
Investment in securities of Positron Corp.	1,588,066	1,588,066

Total assets	$3,624,515	$3,287,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,103	$104,951
Advance from shareholders	5,100	5,100
Accrued expenses	175,666	182,373
Current portion of promissory note payable	123,614	128,580
Accrued Interest	2,191	4,994
Due to related party	291,760	296,750

Total current liabilities	683,434	722,748

Promissory note payable – less current portion	95,443	125,404

Majority interest in consolidated subsidiary	231,354	216,245

Total liabilities	1,010,231	1,064,397

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, 4,387,500 and 2,362,500 shares issued and outstanding	4,388	2,362
Common Stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 shares issued and outstanding	93,663	93,663
Due from related party investor for preferred shares issued	(400,000)	--
Additional paid-in capital	5,292,981	4,525,007
Accumulated deficit	(2,376,748)	(2,397,912)

Total stockholders’ equity	2,614,284	2,223,120

Total liabilities and stockholders’ equity	$3,624,515	$3,287,517

See accompanying notes

FORM 10-QSB	MARCH 31, 2008

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues:	$153,000	$35,628

Costs of revenues:	90,315	68,898

Gross profit (loss)	62,685	(33,270)

Operating expenses:
Professional fees	28,976	6,664
Marketing, general and administrative	10,653	21,440

Total operating expenses	39,629	28,104

Income (loss) from operations	23,056	(61,374)

Interest expense	(6,837)	(8,267)

Income (loss) from continuing operations before income taxes	16,219	(69,641)

Income taxes	--	--

Income (loss) from continuing operations	16,219	(69,641)

Income (loss) from discontinued operations	4,945	(20,484)

Net income (loss)	$21,164	$(90,125)

Earnings (Loss) Per Share:
Basic:
From continuing operations	$0.0002	$(0.0010)
From discontinued operations	$0.0000	$(0.0003)
Net income (loss)	$0.0002	$(0.0013)
Diluted:
From continuing operations	$0.0001	--
From discontinued operations	$0.0000	--
Net income (loss)	$0.0001	--

Weighted average common shares:
Basic	93,663,284	67,966,988
Diluted	140,913,284	---

See accompanying notes

FORM 10-QSB	MARCH 31, 2008

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Income (loss) from continuing operations	$16,219	$(69,641)

Income (loss) from discontinued operations	4,945	(20,484)

Net income (loss)	21,164	(90,125)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Common stock issued for services	--	30,000
Depreciation expense	6,439	6,439
Majority interest in income of subsidiary	15,108	--
Changes in operating assets and liabilities:
Accounts receivable	9,153	(18,298)
Accounts payable and accrued liabilities	(29,357)	28,213

Net cash provided by (used in) operating activities	22,507	(43,771)

Cash flows from financing activities:
Advances from shareholders	--	4,000
Advance from affiliate	--	39,868
Advances to related party	(370,000)	--
Payments to affiliates	(4,990)	--
Payments of note payable	(34,927)	--
Proceeds form issue of preferred stock	370,000	--

Net cash provided by (used in) financing activities	(39,917)	43,868

Net increase (decrease) in cash	(17,410)	97

Cash at beginning of period	24,120	3,138

Cash at end of period	$6,710	$3,235

Supplemental cash flow information:
Interest paid	$9,640	$5,559
Income taxes paid	--	--

See accompanying notes

FORM 10-QSB	MARCH 31, 2008

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2008

On March 10, 2008 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 1,850,000 shares of the Registrant's Series A Convertible Preferred Stock for $700,000.  The preferred shares are convertible into a total of 37,000,000 shares of Imagin common stock.  At March 31, 2008, Solaris had paid the Company $300,000 for the preferred shares and owed the Company $400,000. The Company has recorded the amount owed as a reduction of stockholders’ equity at March 31, 2008.

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

See accompanying notes.

FORM 10-QSB	MARCH 31, 2008

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

FORM 10-QSB	MARCH 31, 2008

In May 2007, INP and BIMC executed a new lease agreement whereby BIMC leases PET scanning cameras and other related radiologic equipment from INP for the purpose of operating a PET Lab at its site.  The initial term of the agreement is three years. (See NOTE 10) INP intends to joint venture with hospitals or physician groups to own or operate nuclear medicine imaging centers throughout North America.  The Company plans to offer a full spectrum of Positron Emission Tomography imaging services as well as a robust coronary disease reversal and prevention program. The Company intends to partner with cardiology groups who are less invasively oriented and desire program differentiation from competition.  The Company believes that their methodology to detection and management is more cost effective than traditional methods currently employed.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-KSB for the fiscal year ended December 31, 2007.  Results of operations for the interim periods are not indicative of annual results.

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,376,748 as of March 31, 2008.  The Company’s ability to continue as a going concern is dependent in part upon the success of INP and the PET scanning at the Beth Israel Medical Center, but in large part the success of INP will be its ability to execute additional lease or similar agreements with other facilities that perform PET imaging for patients.  In addition the Company will need to raise additional capital to continue operations. .Management plans to raise equity capital to finance the operating and capital requirements of the Company.

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of March 31, 2008, the Company held 8,026,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 12.1% of the outstanding common stock of Positron on a non-fully-diluted basis. In addition, as of March 31, 2008, the Company had advanced an additional $1,716,000 to Positron. The viability of our wholly-owned subsidiary Positron Acquisition Corporation, and the repayment of the advances, is dependent upon the relative success of Positron

While the Company is expending its best efforts to achieve it operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

FORM 10-QSB	MARCH 31, 2008

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended March 31, 2008 and 2007, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

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

Revenue recognition

The Company recognizes revenue from PET scans when the procedure is performed.  Scan revenue represents the amount charged to patients net of contractual adjustments.  Contractual adjustments arise due to the terms of reimbursement of Medicaid, Medicare and managed care providers.  Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized as a reduction of revenue in the period services are rendered.  Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period final settlements are determined. Under its lease agreement with BIMC, the Company is due minimum monthly lease payments regardless of the number of scans performed.  The Company records the gross amount of the minimum payment as revenue in the month that it is due.

Income (loss) Per Share

Income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.  For the three month period ended March 31, 2007, dilutive securities are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share in the Statement of Operations, as the effect would be antidilutive.

FORM 10-QSB	MARCH 31, 2008

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

NOTE 5. CIPHER MULTIMEDIA INC. REORGANIZATION

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

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the three months ended March 31, 2008 and 2007 continue to be consolidated in the Registrant’s financial statements and are reflected as discontinued operations from an accounting perspective.

FORM 10-QSB	MARCH 31, 2008

Summarized financial information for discontinued operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007

Operating expenses:	$(1,805)	$	(31,501)
Other income (expense):	21,859		11,017
Income (loss) before majority interest	20,053		(20,484)
Majority interest in income (loss)	(15,108)		--
Net income (loss)	$4,945		$(20,484)

NOTE 6. DUE FROM RELATED PARTY

During the year ended December 31, 2007, the Company advanced funds to Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (collectively “Positron”).  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation.  At March 31, 2008 the outstanding amount due the Company from Positron is $1,346,000.  On April 10, 2008, the advances were formalized into a promissory note, with interest at 8%, due on December 31, 2008 and secured by a pledge of 100,000,000 shares of Positron’s common stock.

During the three months ended March 31, 2008, the Company advanced Positron additional funds in the amount of $370,000. The Company and Positron have not yet finalized the terms of the advances.

Due to the uncertainty surrounding Positron’s ability to pay the note on the due date of December 31, 2008, the note and the advances were recorded as a non-current asset at March 31, 2008.

NOTE 7. IMAGIN DIAGNOSTIC CENTRES INC. CONVERTIBLE NOTES RECEIVABLE

On September 29, 2005, through its wholly-owned subsidiary Positron Acquisition Corporation, (“PAC”), the Company purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000. Below is a brief history of those notes. On May 26, 2004 and September 17, 2004, Positron Corporation (“Positron”) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest were originally due on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The Company and Positron extended the due date to March 31, 2007, on which date the notes were converted to Positron Series B Convertible Preferred Stock.

In a second stage of the financing IDC agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006, the due date was subsequently extended to March 31, 2007. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of Positron common stock. As of September 30, 2005, principal of $1,208,500 has been advanced related to these notes. On September 30, 2005, IDC converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Positron common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. On October 21, 2005, $770,000 of unpaid principal and interest was converted into 770,000 shares of Positron’s Series C Convertible Preferred Stock.

FORM 10-QSB	MARCH 31, 2008

On March 31, 2007 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C Preferred Stock into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of Positron common stock, par value $0.01.  Each share of Series B is convertible into 100 shares of Positron common stock and has 100 votes on all matters which Positron shares are entitled to vote.  Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities are valued at the previous carrying value of the note receivable and accrued interest at the date of conversion.

NOTE 8.  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	March. 31, 2008	Dec. 31, 2007
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(41,732)	(35,293)
Total	$202,470	$208,909

NOTE 9.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783, including interest.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of March 31, 2008 the principal balance of the promissory note is $219,057, of which $123,614 is included in current liabilities.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At March 31, 2008, no amounts had been recorded for these items.

NOTE 10. EQUIPMENT LEASE AGREEMENT

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

FORM 10-QSB	MARCH 31, 2008

In accordance with the Agreement, BIMC shall pay INP rent for the lease of the equipment as follows:

-
The actual aggregate technical component reimbursement received by BIMC from all payer sources for all PET scans performed during the three (3) month period commencing on the Effective Date of the Agreement (the “Initial Period”).

-	$850 per scan for scans 1-60 performed in a given calendar month after the Initial Period.

-	$650 per scan for scans 61-120 performed in a given calendar month after the Initial Period.

-	$450 per scan for scans in excess of 120 performed in a given calendar month after the Initial Period.

-	A minimum monthly lease payment of $51,000 is due in the event less than 61 scans are performed by BIMC during any calendar month after the Initial Period.

For the three months ended March 31, 2008, the Company recorded the minimum revenue from the lease of $153,000.

NOTE 11.  DUE TO RELATED PARTY

Due to from related party at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Positron Corporation and Subsidiaries	$291,760	$296,750

NOTE 12. STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

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

On January 28, 2008, the Company consummated a Securities Purchase and Subscription Agreement with Solaris Opportunity Fund, L.P., a Delaware limited partnership ("Solaris").  Solaris acquired 175,000 shares of the Registrant's Series A Convertible Preferred Stock for $70,000.  The preferred shares are convertible into a total of 3,500,000 shares of Imagin common stock.  Solaris' Managing Member, Patrick G. Rooney, is the principal shareholder of the Company and its former Chairman and Chief Executive Officer, and founder of its subsidiary Cipher–NV.  Mr. Rooney is also the Chairman of Positron Corporation, a publicly owned Texas corporation and an affiliate of the Company.

On March 10, 2008 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 1,850,000 shares of the Registrant's Series A Convertible Preferred Stock for $700,000.  The preferred shares are convertible into a total of 37,000,000 shares of Imagin common stock.  At March 31, 2008, Solaris had paid the Company $300,000 for the preferred shares and owed the Company $400,000. The Company has recorded the amount owed as a reduction of stockholders’ equity at March 31, 2008.

FORM 10-QSB	MARCH 31, 2008

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

-	$850 per scan for scans 1-60 performed in a given calendar month after the Initial Period.

-	$650 per scan for scans 61-120 performed in a given calendar month after the Initial Period.

-	$450 per scan for scans in excess of 120 performed in a given calendar month after the Initial Period.

-	A minimum monthly lease payment of $51,000 is due in the event less than 61 scans are performed by BIMC during any calendar month after the Initial Period.

FORM 10-QSB	MARCH 31, 2008

Cipher Multimedia Reorganization

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.  The operations of Cipher Multimedia, Inc. are limited and have been discontinued, from an accounting perspective.

Comparison of the Results of Operations for the Three Months ended March 31, 2008 and 2007

During the three months ended March 31, 2008 the Company had net income of $21,164 compared to a net loss of $90,125 for the three months ended March 31, 2007.

Revenues for the three months ended March 31, 2008 were $153,000 compared to $35,628 during the three months ended March 31, 2007.  The increase is due to the minimum monthly lease payment of $51,000 that is due under the lease agreement with BIMC that was executed in May of 2007. September 2007 was the first month in which the minimum payment was recognized. Due to the uncertainty surrounding reimbursement, for the three months ended March 31, 2007 the Company used an estimate of 40% for scans billed but not reimbursable and therefore revenues recognized represented only 60% of scans billed during the period.  Minimum lease payments are not dependent upon reimbursable amounts.  In addition, scans at BIMC were suspended from late February to May 2007 pending the re-negotiation of the contract between the Company and the hospital.

The Company had gross profit of $62,685 and a gross loss of $33,270 for the three months ended March 31, 2008 and 2007, respectively.  For the three months ended March 31, 2008, costs of revenues were $90,315 compared to $68,898 for the three months ended March 31, 2007.  Costs of revenues for the three months ended March 31, 2008 included approximately $30,000 of monthly charges for rubidium, the agent necessary to operate the PET system. The Company did not purchase rubidium during the suspension period noted above in 2007.

Operating expenses increased to $39,629 from $28,104 for the three months ended March 31, 2008 and 2007, respectively. The increase is attributable to increased professional fees related to the year end audit and various corporate matters.

Interest expense on notes payable was $6,837 and $8,267 for the three months ended March 31, 2008 and 2007, respectively.  Interest in each of the periods is for interest on the note payable to Cherry Creek Capital Partners.  The expense decreased in accordance with the note payable amortization schedule.  The balance of the note payable was $219,057 at March 31, 2008 compared to $287,544 at March 31, 2007.

FORM 10-QSB	MARCH 31, 2008

Discontinued Operations of Cipher Multimedia (“Cipher”)

Income from discontinued operations for the three months ended March 31, 2008 was $4,945 compared to a loss of $20,484 for the same period in 2007.  No revenue was recorded by Cipher in either period.  During the three months ended March 31, 2008, Cipher recorded other income of $21,859 related to debt forgiveness of amounts accrued during 2006 and 2007. Cipher’s loss for the period ended March 31, 2007 is attributable primarily to professional fees and other general and administrative expenses.

After the reorganization of Cipher Multimedia, Inc. in March 2007, the Company owns approximately 25% of the reorganized subsidiary, Cipher-NV.  As a result the Company has recorded majority interest in the income of Cipher of $15,108 for the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, the Company had current assets of $117,979 and current liabilities of $683,484 compared to December 31, 2007 when the Company had current assets and current liabilities of $144,542 and $722,748, respectively.  Cash and cash equivalents at March 31, 2008 were $6,710 and accounts receivable were $111,269.  The Company also had $1,346,000 due from Positron Corporation, a related party, at March 31, 2008 which was converted to a note payable on April 10, 2008 and is due December 31, 2008.  In addition, during the three months ended March 31, 2008, the Company advanced Positron an additional $370,000.  due to the uncertainty surrounding Positron’s ability to repay the loan by the due date, the note and the advances have been recorded as non-current assets at March 31, 2008.

Current liabilities at March 31, 2008 include accounts payable and accrued liabilities including accrued interest of $262,960 and the current portion of the Cherry Creek note payable of $123,614.

The Company had net cash provided by operating activities of $22,507 for the three months ended March 31, 2008 compared to net cash used in operating activities of $43,771 for the same period in 2007.  The increase in cash flow from operations is due to primarily to cash received from BIMC for minimum lease payments required by the operating agreement between the Company and BIMC.

Net cash used in financing activities during the three months ended March 31, 2008 was $39,917 which included approximately $35,000 of payment to Cherry Creek against the note payable.  For the three months ended march 31, 2007, the Company had cash provided by financing activities of $43,868 which included approximately $40,000 of fund advanced by Positron Corporation and $4,000 received from a shareholder.

On March 31, 2008 the Company had an accumulated deficit of $2,376,748 and total equity of $2,614,284.

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

FORM 10-QSB	MARCH 31, 2008

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of March 31, 2008, the Company held 8,026,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 12.1% of the outstanding common stock of Positron on a non-fully-diluted basis. In addition, as of March 31, 2008, the Company had advanced an additional $1,346,000 to Positron. In addition, during the three months ended March 31, 2008, the Company advanced Positron an additional $370,000. The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the advances, is dependent upon the relative success of Positron

While the Company is expending its best efforts to achieve it operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advance to Positron Corporation will ever be realized.

FORM 10-QSB	MARCH 31, 2008

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

FORM 10-QSB	MARCH 31, 2008

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2008 was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

(b) Changes in internal controls

There was no change to the Company's internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-QSB	MARCH 31, 2008

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

On April 10, 2008, the Company formalized the advances in the amount of $1,346,000 it had made to its affiliate Positron Corporation (“Positron”). Positron executed a promissory note for the full amount of the advances, with interest at the rate of eight percent (8%) per annum, due on December 31, 2008 (the “Positron Note”). The Positron note is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.01 per share (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”). Upon a default of the Note or the Pledge, the Company may sell the Pledged Shares to repay any and all amounts due under the Positron note.

ITEM 6. Exhibits

(a)  Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-QSB	MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on May 14, 2008.

Imagin Molecular Corporation

Date: May 15, 2008	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director

Date: May 15, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith