Form 10-Q
period 2008-06-30
IMAGIN MOLECULAR CORP
filed 2008-08-19
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-29449

IMAGIN MOLECULAR CORPORATION

(Exact Name of Registrant as specified in its charter)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	93,663,284

Transitional Small Business Disclosure Format (check one):  Yes   ☐          No ☒

FORM 10-Q	JUNE 30, 2008

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2008

FORM 10-Q	JUNE 30, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited balance sheet of the Registrant as of June 30, 2008, the balance sheet at December 31, 2007, the unaudited statements of operations for the three and six months ended June 30, 2008 and 2007, and the unaudited statements of cash flows for the six months ended June 30, 2008 and 2007 follow.  The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,219	$24,120
Accounts receivable	104,675	120,422

Total current assets	108,894	144,542

Property and equipment, net	196,031	208,909

Other assets:
Due from related party	2,204,896	1,346,000
Investment in securities of Positron Corp.	1,588,066	1,588,066

Total assets	$4,097,887	$3,287,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$71,859	$104,951
Advance from shareholders	5,100	5,100
Accrued expenses	179,218	182,373
Current portion of promissory note payable	136,491	128,580
Accrued interest	3,930	4,994
Due to related party	149,860	296,750

Total current liabilities	546,458	722,748

Promissory note payable – less current portion	64,573	125,404
Deposits for equity investment	200,000	--
Majority interest in consolidated subsidiary	230,845	216,245

Total liabilities	1,041,876	1,064,397

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, 4,387,500 and 2,362,500 shares issued and outstanding	4,388	2,362
Common Stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 shares issued and outstanding	93,663	93,663
Additional paid-in capital	5,292,981	4,525,007
Accumulated deficit	(2,335,021)	(2,397,912)

Total stockholders’ equity	3,056,011	2,223,120

Total liabilities and stockholders’ equity	$4,097,887	$3,287,517

See accompanying notes

FORM 10-Q	JUNE 30, 2008

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:	$153,000	$12,581	$306,000	$48,209

Costs of revenues:	90,315	29,030	180,630	97,928

Gross profit (loss)	62,685	(16,449)	125,370	(49,719)

Operating expenses:
Professional fees	28,164	92,694	57,140	99,358
Marketing, general and administrative	10,492	131,556	21,145	152,996

Total operating expenses	38,656	224,250	78,285	252,354

Income (loss) from operations	24,029	(240,699)	47,085	(302,073)

Interest income	23,896	--	23,896	--
Interest expense	(6,031)	(7,718)	(12,868)	(15,985)

Total other income (expense)	17,865	(7,718)	11,028	(15,985)

Income (loss) from continuing operations before income taxes	41,894	(248,417)	58,113	(318,058)

Income taxes	--	--	--	--

Income (loss) from continuing operations	41,894	(248,417)	58,113	(318,058)

Income (loss) from discontinued operations	(167)	18,885	4,778	(1,599)

Net income (loss)	$41,727	$(229,532)	$62,891	$(319,657)

Earnings (Loss) Per Share:
Basic:
From continuing operations	$0.0004	$(0.0035)	$0.0006	$(0.0046)
From discontinued operations	$0.0000	$0.0003	$0.0001	$(0.0000)
Net income (loss)	$0.0004	$(0.0032)	$0.0007	$(0.0046)
Diluted:
From continuing operations	$0.0002	--	$0.0003	--
From discontinued operations	$0.0000	--	$0.0001	--
Net income (loss)	$0.0002	--	$0.0004	--

Weighted average common shares:
Basic	93,663,284	71,190,757	93,663,284	69,587,778
Diluted	181,413,284	--	166,644,053	--

See accompanying notes

FORM 10-Q	JUNE 30, 2008

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Income (loss) from continuing operations	$58,113	$(318,058)

Income (loss) from discontinued operations	4,778	(1,599)

Net income (loss)	62,891	(319,657)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Common stock issued for services	--	230,000
Depreciation expense	12,878	12,878
Majority interest in income (loss) of subsidiary	14,600	(8,115)
Changes in operating assets and liabilities:
Accounts receivable	15,747	(24,849)
Interest receivable	(23,896)	--
Accounts payable and accrued liabilities	(37,311)	25,525

Net cash provided by (used in) operating activities	44,909	(84,218)

Cash flows from investing activities:
Note receivable to related party	(835,000)	--

Net cash used in investing activities	(835,000)	--

Cash flows from financing activities:
Advance from shareholder	--	5,100
Advance from affiliate	--	68,898
Payments to affiliates	(146,890)	--
Payments of note payable	(52,920)	--
Deposit for equity investment	200,000	200,000
Proceeds from issue of preferred stock	770,000	--

Net cash provided by financing activities	770,190	273,998

Net increase (decrease) in cash	(19,901)	189,780

Cash at beginning of period	24,120	3,138

Cash at end of period	$4,219	$192,918

Supplemental cash flow information:
Interest paid	$13,931	$5,559
Income taxes paid	--	--

See accompanying notes

FORM 10-Q	JUNE 30, 2008

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

See accompanying notes.

FORM 10-Q	JUNE 30, 2008

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

FORM 10-Q	JUNE 30, 2008

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,335,021 as of June 30, 2008.  The Company’s ability to continue as a going concern is dependent in part upon the success of INP and the PET scanning at the Beth Israel Medical Center, but in large part the success of INP will be its ability to execute additional lease or similar agreements with other facilities that perform PET imaging for patients.  In addition the Company will need to raise additional capital to continue operations.Management plans to raise equity capital to finance the operating and capital requirements of the Company.

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of June 30, 2008, the Company held 8,026,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 10.5% of the outstanding common stock of Positron on a fully-diluted basis. In addition, as of June 30, 2008, the Company had advanced an additional $2,181,000 to Positron. The viability of our wholly-owned subsidiary Positron Acquisition Corporation, and the repayment of the advances, is dependent upon the relative success of Positron

While the Company is expending its best efforts to achieve its operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

FORM 10-Q	JUNE 30, 2008

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended June 30, 2008 and 2007, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc., Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

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

Income (Loss) Per Share

Income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.  For the three and six month period ended June 30, 2008, dilutive securities includedin the computation of the weighted average number of shares outstanding for diluted net income per common share in the Statement of Operations, were:

FORM 10-Q	JUNE 30, 2008

	Six Months Ended June 30, 2008	Three Months Ended June 30, 2008
Convertible Series A Preferred Stock	87,750,000	87,750,000

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

Recent Accounting Pronouncements

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

FORM 10-Q	JUNE 30, 2008

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the three months ended June 30, 2008 and 2007 continue to be consolidated in the Registrant’s financial statements and are reflected as discontinued operations from an accounting perspective.

Summarized financial information for discontinued operations for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007

Operating expenses:	$(2,604)	$(20,920)
Other income:	21,982	11,206
Income (loss) before majority interest	19,378	(9,714)
Majority interest in (income) loss	(14,600)	8,115
Net income (loss)	$4,778	$(1,599)

NOTE 6. DUE FROM RELATED PARTY

During the year ended December 31, 2007, the Company advanced funds to Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (collectively “Positron”).  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation..  On April 10, 2008, the advances were formalized into a promissory note, with interest at 8%, due on December 31, 2008 and secured by a pledge of 100,000,000 shares of Positron’s common stock (the “Security”). During the six months ended June 30, 2008, the Company advanced Positron additional funds in the amount of $835,000.  On August 18, 2008, those advances were formalized into a promissory note, with interest at 8%, due on December 31, 2008. The August 18, 2008 note is also secured by the Security.  Accrued interest due to the Company for the note was $23,896 at June 30, 2008.

Due to the uncertainty surrounding Positron’s ability to pay the notes on the due date of December 31, 2008, the notes and the accrued interest are recorded as a non-current asset at June 30, 2008.

NOTE 7. IMAGIN DIAGNOSTIC CENTRES INC. CONVERTIBLE NOTES RECEIVABLE

On September 29, 2005, through its wholly-owned subsidiary Positron Acquisition Corporation, (“PAC”), the Company purchased notes receivable for 30,000,000 restricted shares valued at $1,304,000. Below is a brief history of those notes. On May 26, 2004 and September 17, 2004, Positron Corporation (“Positron”) sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IDC”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow of Positron on the anniversary dates of these notes. The principal and any unpaid interest were originally due on the earlier to occur of May 21, 2006 or when declared due and payable by IDC upon occurrence of an event of default. The Company and Positron extended the due date to June 30, 2007, on which date the notes were converted to Positron Series B Convertible Preferred Stock.

FORM 10-Q	JUNE 30, 2008

In a second stage of the financing IDC agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006, the due date was subsequently extended to June 30, 2007. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of Positron common stock. As of September 30, 2005, principal of $1,208,500 has been advanced related to these notes. On September 30, 2005, IDC converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Positron common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. On October 21, 2005, $770,000 of unpaid principal and interest was converted into 770,000 shares of Positron’s Series C Convertible Preferred Stock.

On June 30, 2007 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C Preferred Stock into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of Positron common stock, par value $0.01.  Each share of Series B is convertible into 100 shares of Positron common stock and has 100 votes on all matters which Positron shares are entitled to vote.  Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities are valued at the previous carrying value of the note receivable and accrued interest at the date of conversion.

NOTE 8.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	June.30, 2008	Dec. 31, 2007
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(48,171)	(35,293)
Total	$196,031	$208,909

NOTE 9.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783, including interest.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of June 30, 2008 the principal balance of the promissory note is $201,064, of which $136,491 is included in current liabilities.

FORM 10-Q	JUNE 30, 2008

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At June 30, 2008, no amounts had been recorded for these items.

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

-	$850 per scan for scans 1-60 performed in a given calendar month after the Initial Period.

-	$650 per scan for scans 61-120 performed in a given calendar month after the Initial Period.

-	$450 per scan for scans in excess of 120 performed in a given calendar month after the Initial Period.

-	A minimum monthly lease payment of $51,000 is due in the event less than 61 scans are performed by BIMC during any calendar month after the Initial Period.

For the six months ended June 30, 2008, the Company recorded the minimum revenue from the lease of $306,000.

NOTE 11.  DUE TO RELATED PARTY

Due to  related party at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007

Positron Corporation and Subsidiaries	$149,860	$296,750

NOTE 12. STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

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

FORM 10-Q	JUNE 30, 2008

On March 10, 2008 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 1,850,000 shares of the Registrant's Series A Convertible Preferred Stock for $700,000.  The preferred shares are convertible into a total of 37,000,000 shares of Imagin common stock.

At June 30, 2008, Solaris had paid the Company $200,000 toward an additional investment in preferred shares of the Company, the terms of which have yet to be finalized.  This amount has been recorded as a non-current liability at June 30, 2008.

On August 18, 2008, the Company obtained written consents from a majority of its shareholders to increase the number of authorized shares of its common stock, par value $.001, to 300,000,000 shares and to increase the number of authorized shares of its preferred stock to 20,000,000 shares.

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

FORM 10-Q	JUNE 30, 2008

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

Comparison of the Results of Operations for the Three Months ended June 30, 2008 and 2007

During the three months ended June 30, 2008 the Company had net income of $41,727 compared to a net loss of $229,532 for the three months ended June 30, 2007.

Revenues for the three months ended June 30, 2008 were $153,000 compared to $12,581 during the three months ended June 30, 2007.  The increase is due to the minimum monthly lease payment of $51,000 that is due under the lease agreement with BIMC that was executed in May of 2007. September 2007 was the first month in which the minimum payment was recognized. Due to the uncertainty surrounding reimbursement, for the three months ended June 30, 2007 the Company used an estimate of 40% for scans billed but not reimbursable and therefore revenues recognized represented only 60% of scans billed during the period.  Minimum lease payments are not dependent upon reimbursable amounts. In addition, scans at BIMC were suspended from late February to May 2007 pending the re-negotiation of the contract between the Company and the hospital.

FORM 10-Q	JUNE 30, 2008

The Company had gross profit of $62,685 and a gross loss of $16,449 for the three months ended June 30, 2008 and 2007, respectively.  For the three months ended June 30, 2008, costs of revenues were $90,315 compared to $29,030 for the three months ended June 30, 2007.  Costs of revenues represent monthly charges for rubidium, the agent necessary to operate the PET system. For the three months ended June 30, 2008, three months of rubidium purchases are included in costs of revenues compared to only one month during the three months ended June 30, 2007.

Operating expenses decreased to $38,656 from $224,250 for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2007, the Company issued $80,000 of its common stock to a consultant for services performed. In addition the Company issued 3,000,000 shares of it common stock to its President Joseph Oliverio.  The value of the shares when issued was $120,000 which the Company recorded as compensation expense.

Interest expense on notes payable was $6,031 and $7,718 for the three months ended June 30, 2008 and 2007, respectively.  Interest in each of the periods is for interest on the note payable to Cherry Creek Capital Partners.  The expense decreased in accordance with the note payable amortization schedule.  The balance of the note payable was $201,064 at June 30, 2008 compared to $287,543 at June 30, 2007.

Comparison of the Results of Operations for the Six Months ended June 30, 2008 and 2007

During the six months ended June 30, 2008 the Company had net income of $62,891 compared to a net loss of $319,657 for the six months ended June 30, 2007.

Revenues for the six months ended June 30, 2008 were $306,000 compared to $48,209 during the six months ended June 30, 2007.  The increase is due to the minimum monthly lease payment of $51,000 that is due under the lease agreement with BIMC that was executed in May of 2007. September 2007 was the first month in which the minimum payment was recognized. Due to the uncertainty surrounding reimbursement, for the six months ended June 30, 2007 the Company used an estimate of 40% for scans billed but not reimbursable and therefore revenues recognized represented only 60% of scans billed during the period.   In addition, the 2007 revenue were significantly impacted by the suspension of scans at BIMC from February to May 2007 pending contract re-negotiation.

The Company had gross profit of $125,370 and a gross loss of $49,719 for the six months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, costs of revenues were $180,630 which includes six months of rubidium purchases, as compared to $97,928 for the six months ended June 30, 2007, during which time rubidium was purchased for only three months due to the suspension of scans at BIMC.

Operating expenses for the six months ended June 30, 2008 and 2007, were $78,285 and $252,354, respectively. For the six months ended June 30, 2007, the Company charged $200,000 to operations for common stock issued for services, including $120,000 of compensation expense.

Interest expense on notes payable was $12,868 and $15,985 for the six months ended June 30, 2008 and 2007, respectively.  Interest in each of the periods is for interest on the note payable to Cherry Creek Capital Partners.  The expense decreased in accordance with the note payable amortization schedule.

Discontinued Operations of Cipher Multimedia (“Cipher”)

Income from discontinued operations for the six months ended June 30, 2008 was $4,778 compared to a loss of $1,599 for the same period in 2007.  No revenue was recorded by Cipher in either period.  During the six months ended June 30, 2008, Cipher recorded other income of $21,859 related to debt forgiveness of amounts accrued during 2006 and 2007. Cipher’s loss for the period ended June 30, 2007 is attributable primarily to professional fees and other general and administrative expenses.

FORM 10-Q	JUNE 30, 2008

After the reorganization of Cipher Multimedia, Inc. in March 2007, the Company owns approximately 25% of the reorganized subsidiary, Cipher-NV.  As a result the Company has recorded majority interest in the income of Cipher of $14,600 for the six months ended June 30, 2008 as compared to majority interest in the loss of $8,115 during 2007.

Liquidity and Capital Resources

At June 30, 2008, the Company had current assets of $108,894 and current liabilities of $546,458 compared to December 31, 2007 when the Company had current assets and current liabilities of $144,542 and $722,748, respectively.  Cash and cash equivalents at June 30, 2008 were $4,219 and accounts receivable were $104,675.  The Company also had $1,346,000 due from Positron Corporation, a related party, at June 30, 2008 which was converted to a note payable on April 10, 2008 and is due December 31, 2008.  During the six months ended June 30, 2008, the Company advanced Positron additional funds in the amount of $835,000.  On August 18, 2008, those advances were formalized into a promissory note, with interest at 8%, due on December 31, 2008. The August 18, 2008 note is also secured by a pledge of 100,000,000 shares of Positron’s common stock. Accrued interest on the note totaled $23,896 at June 30, 2008..  Due to the uncertainty surrounding Positron’s ability to repay the loans by the due date, the notes and the accrued interest have been recorded as non-current assets at June 30, 2008.

Current liabilities at June 30, 2008 include accounts payable and accrued liabilities including amounts due to affiliates of interest of $149,860 and the current portion of the Cherry Creek note payable of $136,491.

The Company had net cash provided by operating activities of $44,909 for the six months ended June 30, 2008 compared to net cash used in operating activities of $84,218 for the same period in 2007.  The increase in cash flow from operations is due to primarily to cash received from BIMC for minimum lease payments required by the operating agreement between the Company and BIMC.

The Company used $835,000 in cash in investing activities related to the advances made to Positron Corporation.

Net cash provided by financing activities during the six months ended June 30, 2008 was $770,190 which included a total of $970,000 in equity investments made by Solaris Opportunity Fund (“Solaris”), a related party. Financing activities also includes approximately $53,000 of payments to Cherry Creek against the note payable and repayment of amounts borrowed from affiliates of approximately $147,000. During the six months ended June 30, 2007, the Company had cash provided by financing activities of $273,998 which included a $200,000 equity investment form Solaris, approximately $69,000 of funds advanced by Positron Corporation and $5,100 received from a shareholder.

On June 30, 2008 the Company had an accumulated deficit of $2,335,021 and total equity of $3,056,011.

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

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of June 30, 2008, the Company held 8,026,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred. The Company holds approximately 11% of the voting shares of Positron. In addition, the Company holds notes receivable of $2,181,000 from Positron.. As of June 30, 2008 amounts due from Positron including accrued interest totaled $2,204,896. The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the note and advances, is dependent upon the relative success of Positron.

While the Company is expending its best efforts to achieve it operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

FORM 10-Q	JUNE 30, 2008

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

FORM 10-Q	JUNE 30, 2008

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, management is aware that there is a significant deficiency in our internal control over financial reporting. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. However, management believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties. Compensating controls include outsourcing certain financial functions to an independent contractor. Management concluded that internal controls over financial reporting were effective as of December 31, 2007.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q	JUNE 30, 2008

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

On August 18, 2008 , the Company formalized advances in the amount of $835,000 it had made to its affiliate Positron Corporation (“Positron”).  Positron executed a promissory note for the full amount of the advances, with interest at the rate of eight percent (8%) per annum, due on December 31, 2008 ( “Note 2”).  Note 2 is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001 per share (the “Pledged Shares”). In accordance with the provisions of an addendum (the “Addendum”) to a Stock Pledge Agreement entered into between the Company and Positron on April 10, 2008 (the “Pledge Agreement”) the Pledged Shares are also pledged as security for a promissory note made by Positron on that date in the amount of $1,346,000  (“Note 1”).  Upon a default of Note 1, Note 2 or the Pledge Agreement, the Company may sell the Pledged Shares to repay any and all amounts due under Note 1 and/or Note2.

Also on August 18, 2008, shareholders holding approximately 70% of our voting capital stock approved an amendment to our Certificate of Incorporation to increase our authorized capital stock to 300,000,000 shares of common stock and 20,000,000 shares of “blank-check” preferred stock.

ITEM 6. Exhibits

(a)  Exhibit Index

Exhibit	Description of the Exhibit

10.1	Promissory Note by Positron Corporation dated August 18, 2008
10.2	Stock Pledge Agreement by Positron Corporation dated August 18, 2008

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-Q	JUNE 30, 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on August 19, 2008.

Imagin Molecular Corporation

Date: August 19, 2008	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director

Date: August 19, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

10.1	Promissory Note by Positron Corporation dated August 18, 2008

10.2	Stock Pledge Agreement by Positron Corporation dated August 18, 2008

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith