Form 10KSB/A
period 2007-12-31
IMAGIN MOLECULAR CORP
filed 2008-10-28
CIK 1047540

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

For the year ended December 31, 2007, net cash used in investing activities was $1,346,000, all of which were for advances to Positron Corporation, a related party and manufacturer of PET Imaging Systems. In the prior year the Company used $241,105 to purchase capital assets for INP, most notably the PET Imaging System used to perform scans at BIMC.

Net cash provided by financing activities was $1,479,906 and $542,546 for the years ended December 31, 2007 and 2006, respectively.  During 2007 the Company raised $1,397,000 by issuing 20,000,000 shares of common stock and 2,362,500 shares of its Series A Preferred stock to the Solaris Opportunity Fund, a related party.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Item 8A(T) CONTROL AND PROCEDURES

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a there is a significant deficiency in our internal control over financial reporting.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on October 22, 2008.

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

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets:
Cash	$24,120	$3,138
Accounts receivable	120,422	163,539

Total current assets	144,542	166,677

Property and equipment, net	208,909	234,666

Other assets:
Due from related party	1,346,000
Investment in securities of Positron Corporation	1,588,066	1,588,066

Total assets	$3,287,517	$1,989,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$104,951	$97,577
Advances from shareholder	5,100	69,616
Accrued expenses	182,373	158,246
Current portion of promissory note	128,580	81,684
Notes payable	—	130,000
Advance from related party	296,750	235,385
Interest Payable	4,994	75,732

Total current liabilities	722,748	848,240

Promissory note payable – less current portion	125,404	205,860

Majority interest in consolidated subsidiary	216,245	—

Total liabilities	1,064,397	1,054,100

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares Authorized, 2,362,500 shares issued and outstanding	2,362	—

Common stock, $0.001 par value; 95,000,000 shares authorized 93,663,284 and 67,276,617 shares issued and outstanding, on December 31, 2007 and 2006.	93,663	67,277
Additional paid-in capital	4,525,007	2,826,755
Accumulated deficit	(2,397,912)	(1,958,723)

Total stockholders’ equity	2,223,120	935,309

Total liabilities and stockholders’ equity	$3,287,517	$1,989,409

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$259,985	$183,198

Costs of revenues	317,801	343,254

Gross loss	(57,816)	(160,056)

Operating expenses:
Professional fees	106,558	829,493
Marketing, general and administrative	221,573	52,556

Total operating expenses	328,131	882,049

Loss from operations	(385,947)	(1,042,105)

Other income (expenses):
Interest income	—	145,218
Interest expense	(33,256)	(24,717)
Total other income	(33,256)	120,501

Loss from continuing operations before income taxes majority interest in consolidated subsidiary	(419,203)	(921,604)

Majority interest in loss of consolidated subsidiary	(1,523)	—

Loss from continuing operations before income taxes	(420,726)	(921,604)

Income taxes	—	—

Loss from continuing operations	(420,726)	(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	$(439,189)	$(972,817)

Per share amounts:
From continuing operations	$(.0052)	$(.0140)
From discontinued operations	$(.0003)	$(.0008)
Net loss	$(.0055)	$(.0148)

Weighted average common Shares	80,464,197	65,612,591

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred		Common Stock
	Number of		Number of		Additional paid
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

January 1, 2006	—	$—	50,680,311	$50,680	$1,812,378	$(985,906)	$877,152

Common shares issued for services	—	—	9,060,000	9,060	754,640	—	763,700
Common shares issued for debt repayment	—	—	7,536,306	7,537	259,737	—	267,274
Net loss	—	—	—	—	—	(972,817)	(972,817)

December 31, 2006	—	—	67,276,617	67,277	2,826,755	(1,958,723)	935,309

Common shares issued for services	—	—	5,000,000	5,000	195,000	—	200,000
Common shares issued for debt repayment	—	—	1,386,667	1,386	128,614	—	130,000
Common shares issued for cash			20,000,000	20,000	380,000	—	400,000
Preferred shares issued for cash	2,362,500	2,362	—	—	994,638	—	997,000
Net loss	—	—	—	—	—	(439,189)	(439,189)

December 31, 2007	2,362,500	$2,362	93,663,284	$93,663	$4,525,007	$(2,397,912)	$2,223,120

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities::
Loss from continuing operations	$(420,726)	$(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	(439,189)	(972,817)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	25,757	9,536
Common stock issued for services	200,000	763,700
Subsidiary common stock issued for services	30,000	—
Majority interest in loss of consolidated subsidiary	1,523	—
Amortization of discount on notes receivable	—	(54,378)
Changes in operating assets and liabilities
Accounts receivable	43,117	(163,539)
Interest receivable	—	(93,638)
Accounts payable and accrued liabilities	25,868	194,628
Interest payable	—	16,829

Net cash used in operating activities	(112,924)	(299,679)

Cash flows from investing activities:
Purchase of fixed assets	—	(241,105)
Advances to related party	(1,346,000)	—

Net cash used in investing activities	(1,346,000)	(241,105)

Cash flows from financing activities:
Advances from shareholders	5,100	69,616
Advance from related party	111,365	185,385
Proceeds from promissory note	—	305,111
Payment of notes payable	(33,559)	(17,566)
Proceeds from issue of common stock	400,000	—
Proceeds from issue of preferred stock	997,000	—

Net cash provided by financing activities	1,479,906	542,546

Net increase (decrease) in cash	20,982	1,762

Cash at beginning of period	3,138	1,376

Cash at end of period	$24,120	$3,138

Supplemental cash flow information:
Interest paid	$28,256	$2,780
Income taxes paid	—	—

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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