Form 10KSB/A
period 2007-12-31
IMAGIN MOLECULAR CORP
filed 2008-11-10
CIK 1047540

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

EXPLANATORY NOTE

The Registrant has revised its financial statements for the period covered in this report to apply the equity method of accounting to its investments in Positron Corporation (“Positron”) and to change the classification of advances made to Positron from a financing activity to an investing activity.

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

For the years ended December 31, 2007 and 2006, the Company had net losses of $658,669 and $972,817, respectively.   The current year net loss includes an operating loss of $385,947.  The significantly higher loss during the year ended December 31, 2006 is attributed primarily to approximately $764,000 of professional fees, the majority of which was issued in common stock to consultants.

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

Other Income (Expense) - Interest income of $145,218 in the prior year represents accrued interest on the notes receivable from Positron Corporation, including amortization of discount, through the date of conversion to Positron Series B Preferred Stock in September 2006. Through June 30, 2007, the preferred stock was valued at the previous carrying value of the note receivable and accrued interest at the date of conversion.  During the third quarter the Company adopted the equity method of accounting for its investment in Positron Corporation.  For the year ended December 31, 2007 the Company recorded equity in the losses of Positron of $219,480.

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

On December 31, 2007 the Company had an accumulated deficit of $2,617,392 and total equity of $2,003,640.  The Company is dependent upon the success of INP and PET scanning under the lease agreement with BIMC, the repayment of amounts advanced to Positron Corporation and/or raising additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on November 6, 2008.

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

As discussed in Note 6 to the financial statements, the accompanying 2007 consolidated financial statements have been restated.

/s/ Frank L. Sassetti & Co.

April 11, 2008, except for Notes 2 and 6, as to which the date is November 6, 2008.
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets:
Cash	$24,120	$3,138
Accounts receivable	120,422	163,539

Total current assets	144,542	166,677

Property and equipment, net	208,909	234,666

Other assets:
Due from related party	1,346,000
Investment in securities of Positron Corporation	1,368,586	1,588,066

Total assets	$3,068,037	$1,989,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$104,951	$97,577
Advances from shareholder	5,100	69,616
Accrued expenses	182,373	158,246
Current portion of promissory note	128,580	81,684
Notes payable	—	130,000
Advance from related party	296,750	235,385
Interest Payable	4,994	75,732

Total current liabilities	722,748	848,240

Promissory note payable – less current portion	125,404	205,860

Majority interest in consolidated subsidiary	216,245	—

Total liabilities	1,064,397	1,054,100

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares Authorized, 2,362,500 shares issued and outstanding	2,362	—

Common stock, $0.001 par value; 95,000,000 shares authorized 93,663,284 and 67,276,617 shares issued and outstanding, on December 31, 2007 and 2006.	93,663	67,277
Additional paid-in capital	4,525,007	2,826,755
Accumulated deficit	(2,617,392)	(1,958,723)

Total stockholders’ equity	2,003,640	935,309

Total liabilities and stockholders’ equity	$3,068,037	$1,989,409

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$259,985	$183,198

Costs of revenues	317,801	343,254

Gross loss	(57,816)	(160,056)

Operating expenses:
Professional fees	106,558	829,493
Marketing, general and administrative	221,573	52,556

Total operating expenses	328,131	882,049

Loss from operations	(385,947)	(1,042,105)

Other income (expenses):
Interest income	—	145,218
Interest expense	(33,256)	(24,717)
Equity in losses of Positron Corporation	(219,480)	—
Total other income	(252,736)	120,501

Loss from continuing operations before income taxes majority interest in consolidated subsidiary	(638,683)	(921,604)

Majority interest in loss of consolidated subsidiary	(1,523)	—

Loss from continuing operations before income taxes	(640,206)	(921,604)

Income taxes	—	—

Loss from continuing operations	(640,206)	(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	$(658,669)	$(972,817)

Per share amounts:
From continuing operations	$(.0080)	$(.0140)
From discontinued operations	$(.0002)	$(.0008)
Net loss	$(.0082)	$(.0148)

Weighted average common Shares	80,464,197	65,612,591

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred		Common Stock
	Number of		Number of		Additional paid
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

January 1, 2006	—	$—	50,680,311	$50,680	$1,812,378	$(985,906)	$877,152

Common shares issued for services	—	—	9,060,000	9,060	754,640	—	763,700
Common shares issued for debt repayment	—	—	7,536,306	7,537	259,737	—	267,274
Net loss	—	—	—	—	—	(972,817)	(972,817)

December 31, 2006	—	—	67,276,617	67,277	2,826,755	(1,958,723)	935,309

Common shares issued for services	—	—	5,000,000	5,000	195,000	—	200,000
Common shares issued for debt repayment	—	—	1,386,667	1,386	128,614	—	130,000
Common shares issued for cash			20,000,000	20,000	380,000	—	400,000
Preferred shares issued for cash	2,362,500	2,362	—	—	994,638	—	997,000
Net loss	—	—	—	—	—	(658,669)	(658,669)

December 31, 2007	2,362,500	$2,362	93,663,284	$93,663	$4,525,007	$(2,617,392)	$2,003,640

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities::
Loss from continuing operations	$(640,206)	$(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	(658,669)	(972,817)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	25,757	9,536
Common stock issued for services	200,000	763,700
Subsidiary common stock issued for services	30,000	—
Equity in losses of Positron Corporation	219,480
Majority interest in loss of consolidated subsidiary	1,523	—
Amortization of discount on notes receivable	—	(54,378)
Changes in operating assets and liabilities
Accounts receivable	43,117	(163,539)
Interest receivable	—	(93,638)
Accounts payable and accrued liabilities	25,868	194,628
Interest payable	—	16,829

Net cash used in operating activities	(112,924)	(299,679)

Cash flows from investing activities:
Purchase of fixed assets	—	(241,105)
Advances to related party	(1,346,000)	—

Net cash used in investing activities	(1,346,000)	(241,105)

Cash flows from financing activities:
Advances from shareholders	5,100	69,616
Advance from related party	111,365	185,385
Proceeds from promissory note	—	305,111
Payment of notes payable	(33,559)	(17,566)
Proceeds from issue of common stock	400,000	—
Proceeds from issue of preferred stock	997,000	—

Net cash provided by financing activities	1,479,906	542,546

Net increase (decrease) in cash	20,982	1,762

Cash at beginning of period	3,138	1,376

Cash at end of period	$24,120	$3,138

Supplemental cash flow information:
Interest paid	$28,256	$2,780
Income taxes paid	—	—

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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

NOTE 2.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,617,392 as of December 31, 2007.  The Company’s ability to continue as a going concern is dependent in part upon the success of INP and the PET scanning at the Beth Israel Medical Center, but in large part the success of INP will be its ability to execute additional lease or similar agreements with other facilities that perform PET imaging for patients.  In addition the Company will need to raise additional capital to continue operations. .Management plans to raise equity capital to finance the operating and capital requirements of the Company.

 The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of December 31, 2007, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 11% of the outstanding common stock of Positron on a non-fully-diluted basis. In addition, as of December 31, 2007, the Company had advanced an additional $1,346,000 to Positron. The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the advances, is dependent upon the relative success of Positron

While the Company is expending its best efforts to achieve it operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advance to Positron Corporation will ever be realized.

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

NOTE 6. IMAGIN DIAGNOSTIC CENTRES INC. CONVERTIBLE NOTES RECEIVABLE AND RESTATEMENT

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

On September 30, 2006 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of common stock, par value $0.01.  Each share of Series B is convertible into 100 shares of Positron Corporation common stock and has 100 votes on all matters which Positron shares are entitled to vote.  Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities were intitially valued at the previous carrying value of the note receivable and accrued interest at the date of conversion  and carried at that value through June 30, 2007  However, in considering the guidance of paragraph 17 of APB 18 with respect to the investment in Positron, and events and transactions occurring during the current quarter (see discussion below) as well as the current relationship between the Company and Positron, during the third quarter of 2007  the Company adopted the equity method of accounting with respect to the Positron securities.

At December 31, 2007, the Company owned approximately 4% of Positron’s outstanding common stock and 722,358 Series B Preferred Shares or approximately 11% of the class.  Despite holdings of less than 20% of the voting stock of Positron, management believes that events and transactions occurring during the second half of 2007 and continuing into the first quarter of 2008 has given the Company the ability to exercise an increasing degree of influence over certain operating and financial policies.  The events and transactions include advances of funds by the Company to Positron beginning in July 2007 and totaling $1,346,000 at December 31, 2008. The advances were subsequently converted to a note receivable that is collateralized by Positron common stock.  In addition to the financing, on January 2, 2008 Corey Conn, who serves as Chief Financial Officer for both companies, was elected to the Positron Board of Directors. The two companies share one other common director; however Positron has four directors that are not on the Company’s Board.

Adoption of the equity method of accounting for the Positron securities has resulted in restatement of the Company’s financial statements previously filed in its December 31, 2007 annual report on Form 10-KSB. Based on its percentage of ownership of Positron common stock, for the year ended December 31, 2007, the Company recorded equity in the losses of Positron of $219,480 reducing the carrying value of the Positron securities to $1,368,586 at December 31, 2007.  At December 31, 2007, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $272,000.

The following table summarizes the impact of the restatement for the year ended December 31, 2007:

	As Reported December 31, 2007	Adjustment	Restated December 31, 2007

Net loss	$(439,189)	$(219,480)	$(658,669)
Basic and diluted loss per share	$(0.0055)	$(0.0027)	$(0.0082)

Balance Sheet As December 31, 2007
Total Assets	$3,287,517	$(219,480)	$3,068,037
Accumulated deficit	$(2,397,912)	$(219,480)	$(2,617,392)

Summarized financial information for Positron for the years ended December 31, 2007 and 2006 follows:

	2007	2006
Revenues	$3,309,000	$2,213,000
Loss from operations	7,212,000	3,813,000
Net loss	7,780,000	6,586,000
Loss per share	$(0.08)	$(0.08)
Weighted average shares outstanding	95,875,000	81,508,000

	2007	2006
Current assets	$2,071,000	$4,949,000
Total assets	2,277,000	5,271,000
Current liabilities	4,147,000	3,521,000
Total liabilities	7,220,000	6,403,000
Stockholders’ deficit	(4,943,000)	(1,132,000)
Common shares outstanding	102,555,302	86,205,202

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of December 31, 2007 were as follows:

Convertible Series A Preferred Stock	464,000
Convertible Series B Preferred Stock	592,611,000
Convertible Series G Preferred Stock	11,139,000
Stock Warrants	57,624,000
Stock Options	19,425,000
681,263,000

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and December 31, 2006 consisted of the following:

	Dec. 31, 2007	Dec. 31, 2006
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(35,293)	(9,536)
Total	$208,909	$234,666

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-KSB

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