Form 10-Q/A
period 2008-03-31
IMAGIN MOLECULAR CORP
filed 2008-11-10
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

FORM 10-Q/A	MARCH 31, 2008

IMAGIN MOLECULAR CORPORATION

Form 10-QSB for the quarter ended March 31, 2008

FORM 10-Q/A	MARCH 31, 2008

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

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,710	$24,120
Accounts receivable	111,269	120,422

Total current assets	117,979	144,542

Property and equipment, net	202,470	208,909

Other assets:
Due from related party	1,716,000	1,346,000
Investment in securities of Positron Corp.	1,327,288	1,588,066

Total assets	$3,363,737	$3,287,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,103	$104,951
Advance from shareholders	5,100	5,100
Accrued expenses	175,666	182,373
Current portion of promissory note payable	123,614	128,580
Accrued Interest	2,191	4,994
Due to related party	291,760	296,750

Total current liabilities	683,434	722,748

Promissory note payable – less current portion	95,443	125,404

Majority interest in consolidated subsidiary	231,354	216,245

Total liabilities	1,010,231	1,064,397

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, 4,387,500 and 2,362,500 shares issued and outstanding	4,388	2,362
Common Stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 shares issued and outstanding	93,663	93,663
Due from related party investor for preferred shares issued	(400,000)	--
Additional paid-in capital	5,292,981	4,525,007
Accumulated deficit	(2,637,526)	(2,397,912)

Total stockholders’ equity	2,353,506	2,223,120

Total liabilities and stockholders’ equity	$3,363,737	$3,287,517

See accompanying notes

FORM 10-Q/A	MARCH 31, 2008

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues:	$153,000	$35,628

Costs of revenues:	90,315	68,898

Gross profit (loss)	62,685	(33,270)

Operating expenses:
Professional fees	28,976	6,664
Marketing, general and administrative	10,653	21,440

Total operating expenses	39,629	28,104

Income (loss) from operations	23,056	(61,374)

Interest expense	(6,837)	(8,267)
Equity in losses of Positron Corporation	(41,298)	--

Loss from continuing operations before income taxes	(25,079)	(69,641)

Income taxes	--	--

Loss from continuing operations	(25,079)	(69,641)

Loss from discontinued operations	4,945	(20,484)

Net loss	$(20,134)	$(90,125)

Loss Per Share:
Basic and diluted
From continuing operations	$(0.0003)	$(0.0010)
From discontinued operations	$0.0001	$(0.0003)
Net loss	$(0.0002)	$(0.0013)

Weighted average common shares:	93,663,284	67,966,988

See accompanying notes

FORM 10-Q/A	MARCH 31, 2008

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Loss from continuing operations	$(25,079)	$(69,641)

Income (loss) from discontinued operations	4,945	(20,484)

Net loss	(20,134)	(90,125)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Common stock issued for services	--	30,000
Depreciation expense	6,439	6,439
Equity in losses of Positron Corporation	41,298	--
Majority interest in income of subsidiary	15,108	--
Changes in operating assets and liabilities:
Accounts receivable	9,153	(18,298)
Accounts payable and accrued liabilities	(29,357)	28,213

Net cash provided by (used in) operating activities	22,507	(43,771)

Cash flows from investing activities:
Advances to related party	(370,000)	--

Net cash used in investing activities	(370,000)	--

Cash flows from financing activities:
Advances from shareholders	--	4,000
Advance from affiliate	--	39,868
Payments to affiliates	(4,990)	--
Payments of note payable	(34,927)	--
Proceeds form issue of preferred stock	370,000	--

Net cash provided by (used in) financing activities	(39,917)	43,868

Net increase (decrease) in cash	(17,410)	97

Cash at beginning of period	24,120	3,138

Cash at end of period	$6,710	$3,235

Supplemental cash flow information:
Interest paid	$9,640	$5,559
Income taxes paid	--	--

See accompanying notes

FORM 10-Q/A	MARCH 31, 2008

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

See accompanying notes.

FORM 10-Q/A	MARCH 31, 2008

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

FORM 10-Q/A	MARCH 31, 2008

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses since inception and has accumulated losses of  $2,637,526 as of March 31, 2008. The Company’s ability to continue as a going concern is dependent in part upon the success of INP and the PET scanning at the Beth Israel Medical Center, but in large part the success of INP will be its ability to execute additional lease or similar agreements with other facilities that perform PET imaging for patients. In addition the Company will need to raise additional capital to continue operations. .Management plans to raise equity capital to finance the operating and capital requirements of the Company.

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

FORM 10-Q/A	MARCH 31, 2008

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

FORM 10-Q/A	MARCH 31, 2008

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

FORM 10-Q/A	MARCH 31, 2008

Summarized financial information for discontinued operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007

Operating expenses:	$(1,805)	$	(31,501)
Other income (expense):	21,859		11,017
Income (loss) before majority interest	20,053		(20,484)
Majority interest in income (loss)	(15,108)		--
Net income (loss)	$4,945		$(20,484)

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

NOTE 7. IMAGIN DIAGNOSTIC CENTRES INC. CONVERTIBLE NOTES RECEIVABLE AND RESTATEMENT

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

FORM 10-Q/A	MARCH 31, 2008

On September 30, 2006 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C Preferred Stock into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of Positron common stock, par value $0.01.  Each share of Series B is convertible into 100 shares of Positron common stock and has 100 votes on all matters which Positron shares are entitled to vote.  Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities were initially valued at the previous carrying value of the note receivable and accrued interest at the date of conversion and carried at that value through June 30, 2007  However, in considering the guidance of paragraph 17 of APB 18 with respect to the investment in Positron, and events and transactions occurring during the current quarter (see discussion below) as well as the current relationship between the Company and Positron, during the third quarter of 2007  the Company adopted the equity method of accounting with respect to the Positron securities.

At March 31, 2008, the Company owned 3.76% of Positron’s outstanding common stock and 722,358 Series B Preferred Shares or approximately 11% of the class.  Despite holdings of less than 20% of the voting stock of Positron, management believes that events and transactions occurring during the second half of 2007 and continuing into the first quarter of 2008 has given the Company the ability to exercise an increasing degree of influence over certain operating and financial policies.  The events and transactions include advances of funds by the Company to Positron beginning in July 2007 and totaling $1,716,000 at March 31, 2008. The advances were subsequently converted to a note receivable that is collateralized by Positron common stock.  In addition to the financing, on January 2, 2008 Corey Conn, who serves as Chief Financial Officer for both companies, was elected to the Positron Board of Directors. The two companies share one other common director; however Positron has four directors that are not on the Company’s Board.

Adoption of the equity method of accounting for the Positron securities has resulted in restatement of the Company’s financial statements previously filed in its March 31, 2008 quarterly report on Form 10-Q. Based on its percentage of ownership of Positron common stock, for the three months ended March 31, 2008, the Company recorded equity in the losses of Positron of $41,298 reducing the carrying value of the Positron securities to $1,327,288 at March 31, 2008.  At March 31, 2008, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $220,000.

The following table summarizes the impact of the restatement for the three months ended March 31, 2008:

	As Reported	Adjustment	Restated
	March 31, 2008		March 31, 2008

Net income (loss)	$21,164	$(41,298)	$(20,134)
Basic earnings (loss) per share	$0.0002	$(0.0004)	$(0.0002)
Diluted earnings (loss) per share	$0.0001	$(0.0003)	$(0.0002)

Balance Sheet As March 31, 2008
Total Assets	$3,624,515	$(260,778)	$3.363,737
Accumulated deficit	$(2,376,748)	$(260,778)	$(2,637,526)

Summarized financial information for Positron for the three months ended March 31, 2008 follows:

Three Months Ended March 31, 2008
Revenues	$426,000
Loss from operations	(1,486,000)
Net loss	(1,009,000)
Loss per share	$(0.01)
Weighted average shares outstanding	106,428,000

March 31, 2008
Current assets	$1,933,000
Total assets	2,115,000
Current liabilities	4,496,000
Total liabilities	6,942,000
Stockholders’ deficit	(4,827,000)
Common shares outstanding	114,490,384

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of March 31, 2008 were as follows:

Convertible Series A Preferred Stock	458,000
Convertible Series B Preferred Stock	608,861,000
Convertible Series G Preferred Stock	11,139,000
Stock Warrants	58,374,000
Stock Options	19,500,000
698,332,000

NOTE 8.  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	March. 31, 2008	Dec. 31, 2007
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(41,732)	(35,293)
Total	$202,470	$208,909

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

FORM 10-Q/A	MARCH 31, 2008

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

FORM 10-Q/A	MARCH 31, 2008

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

-	$850 per scan for scans 1-60 performed in a given calendar month after the Initial Period.

-	$650 per scan for scans 61-120 performed in a given calendar month after the Initial Period.

-	$450 per scan for scans in excess of 120 performed in a given calendar month after the Initial Period.

-	A minimum monthly lease payment of $51,000 is due in the event less than 61 scans are performed by BIMC during any calendar month after the Initial Period.

FORM 10-Q/A	MARCH 31, 2008

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

Comparison of the Results of Operations for the Three Months ended March 31, 2008 and 2007

During the three months ended March 31, 2008 the Company had a net loss of $20,134 compared to a net loss of $90,125 for the three months ended March 31, 2007.

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

During the third quarter of 2007 the Company adopted the equity method of accounting for its investment in securities of Positron Corporation.  For the three months ended March 31, 2008, the Company recorded equity in the losses of Positron of $41,298.

FORM 10-Q/A	MARCH 31, 2008

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

The Company used $370,000 net cash in investing activities, all of which were advances to Positron Corporation.

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

On March 31, 2008 the Company had an accumulated deficit of $2,637,526 and total equity of $2,353,506.

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

FORM 10-Q/A	MARCH 31, 2008

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of March 31, 2008, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 12.1% of the outstanding common stock of Positron on a non-fully-diluted basis. In addition, as of March 31, 2008, the Company had advanced an additional $1,346,000 to Positron. In addition, during the three months ended March 31, 2008, the Company advanced Positron an additional $370,000. The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the advances, is dependent upon the relative success of Positron

While the Company is expending its best efforts to achieve it operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advance to Positron Corporation will ever be realized.

FORM 10-Q/A	MARCH 31, 2008

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

FORM 10-Q/A	MARCH 31, 2008

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

FORM 10-Q/A	MARCH 31, 2008

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

ITEM 6. Exhibits

(a)  Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-Q/A	MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 6, 2008.

Imagin Molecular Corporation

Date: November 6, 2008	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director

Date: November 6, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith