Form 10-Q/A
period 2008-06-30
IMAGIN MOLECULAR CORP
filed 2008-11-10
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,219	$24,120
Accounts receivable	104,675	120,422

Total current assets	108,894	144,542

Property and equipment, net	196,031	208,909

Other assets:
Due from related party	2,204,896	1,346,000
Investment in securities of Positron Corp.	1,257,775	1,368,586

Total assets	$3,767,596	$3,068,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$71,859	$104,951
Advance from shareholders	5,100	5,100
Accrued expenses	179,218	182,373
Current portion of promissory note payable	136,491	128,580
Accrued interest	3,930	4,994
Due to related party	149,860	296,750

Total current liabilities	546,458	722,748

Promissory note payable – less current portion	64,573	125,404
Deposits for equity investment	200,000	--
Majority interest in consolidated subsidiary	230,845	216,245

Total liabilities	1,041,876	1,064,397

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, 4,387,500 and 2,362,500 shares issued and outstanding	4,388	2,362
Common Stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 shares issued and outstanding	93,663	93,663
Additional paid-in capital	5,292,981	4,525,007
Accumulated deficit	(2,665,312)	(2,617,392)

Total stockholders’ equity	2,725,720	2,003,640

Total liabilities and stockholders’ equity	$3,767,596	$3,068,037

See accompanying notes

FORM 10-Q	JUNE 30, 2008

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:	$153,000	$12,581	$306,000	$48,209

Costs of revenues:	90,315	29,030	180,630	97,928

Gross profit (loss)	62,685	(16,449)	125,370	(49,719)

Operating expenses:
Professional fees	28,164	92,694	57,140	99,358
Marketing, general and administrative	10,492	131,556	21,145	152,996

Total operating expenses	38,656	224,250	78,285	252,354

Income (loss) from operations	24,029	(240,699)	47,085	(302,073)

Interest income	23,896	--	23,896	--
Interest expense	(6,031)	(7,718)	(12,868)	(15,985)
Equity in losses of Positron Corporation	(69,513)	--	(110,811)	--

Total other expense	(51,648)	(7,718)	(99,783)	(15,985)

Income (loss) from continuing operations before income taxes	(27,619)	(248,417)	(52,698)	(318,058)

Income taxes	--	--	--	--

Loss from continuing operations	(27,619)	(248,417)	(52,698)	(318,058)

Loss from discontinued operations	(167)	18,885	4,778	(1,599)

Net loss	$(27,786)	$(229,532)	$(47,920)	$(319,657)

Loss Per Share:
Basic and diluted:
From continuing operations	$(0.0003)	$(0.0035)	$(0.0006)	$(0.0046)
From discontinued operations	$0.0000	$0.0003	$0.0001	$(0.0000)
Net loss	$(0.0003)	$(0.0032)	$(0.0005)	$(0.0046)

Weighted average common shares	93,663,284	71,190,757	93,663,284	69,587,778

See accompanying notes

FORM 10-Q	JUNE 30, 2008

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Loss from continuing operations	$(52,698)	$(318,058)

Loss from discontinued operations	4,778	(1,599)

Net loss	(47,920)	(319,657)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Common stock issued for services	--	230,000
Depreciation expense	12,878	12,878
Equity in losses of Positron Corporation	110,811	--
Majority interest in income (loss) of subsidiary	14,600	(8,115)
Changes in operating assets and liabilities:
Accounts receivable	15,747	(24,849)
Interest receivable	(23,896)	--
Accounts payable and accrued liabilities	(37,311)	25,525

Net cash provided by (used in) operating activities	44,909	(84,218)

Cash flows from investing activities:
Note receivable to related party	(835,000)	--

Net cash used in investing activities	(835,000)	--

Cash flows from financing activities:
Advance from shareholder	--	5,100
Advance from affiliate	--	68,898
Payments to affiliates	(146,890)	--
Payments of note payable	(52,920)	--
Deposit for equity investment	200,000	200,000
Proceeds from issue of preferred stock	770,000	--

Net cash provided by financing activities	770,190	273,998

Net increase (decrease) in cash	(19,901)	189,780

Cash at beginning of period	24,120	3,138

Cash at end of period	$4,219	$192,918

Supplemental cash flow information:
Interest paid	$13,931	$5,559
Income taxes paid	--	--

See accompanying notes

FORM 10-Q	JUNE 30, 2008

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,665,312 as of June 30, 2008.  The Company’s ability to continue as a going concern is dependent in part upon the success of INP and the PET scanning at the Beth Israel Medical Center, but in large part the success of INP will be its ability to execute additional lease or similar agreements with other facilities that perform PET imaging for patients.  In addition the Company will need to raise additional capital to continue operations.Management plans to raise equity capital to finance the operating and capital requirements of the Company.

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

On September 30, 2006 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C Preferred Stock into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of Positron common stock, par value $0.01.  Each share of Series B is convertible into 100 shares of Positron common stock and has 100 votes on all matters which Positron shares are entitled to vote.  Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities were initially valued at the previous carrying value of the note receivable and accrued interest at the date of conversion and carried at that value through June 30, 2007.  However, in considering the guidance of paragraph 17 of APB 18 with respect to the investment in Positron, and events and transactions occurring during the current quarter (see discussion below) as well as the current relationship between the Company and Positron, during the third quarter of 2007  the Company adopted the equity method of accounting with respect to the Positron securities.

At June 30, 2008, the Company owned 3.45% of Positron’s outstanding common stock and 722,358 Series B Preferred Shares or approximately 11% of the class.  Despite holdings of less than 20% of the voting stock of Positron, management believes that events and transactions occurring during the second half of 2007 and continuing into the first quarter of 2008 has given the Company the ability to exercise an increasing degree of influence over certain operating and financial policies.  The events and transactions include advances of funds in the form of notes receivable by the Company to Positron beginning in July 2007 and totaling $2,204,896 including accrued interest at June 30, 2008. The notes receivable are collateralized by Positron common stock.  In addition to the financing, on January 2, 2008 Corey Conn, who serves as Chief Financial Officer for both companies, was elected to the Positron Board of Directors. The two companies share one other common director; however Positron has four directors that are not on the Company’s Board.

Adoption of the equity method of accounting for the Positron securities has resulted in the restatement of the Company’s financial statements previously filed in its June 30, 2008 quarterly report on Form 10-Q. Based on its percentage of ownership of Positron common stock, for the three and six months ended June 30, 2008, the Company recorded equity in the losses of Positron of $69,513 and $110,811, respectively, reducing the carrying value of the Positron securities to $1,257,775 at June 30, 2008.  At June 30, 2008, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $336,000.

The following table summarizes the impact of the restatement for the three and six months ended June 30, 2008:

	Three Months Ended June 30,2008			Six Months Ended June 30, 2008
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	June 30, 2008		June 30, 2008	June 30, 2008		June 30, 2008

Net income (loss)	$41,727	$(69,513)	$(27,786)	$62,891	$(110,811)	$(47,920)
Basic earnings (loss) per share	$.0004	$(0.0007)	$(0.0003)	$.0007	$(0.0012)	$(0.0005)
Diluted earnings (loss) per share	$.0002	$(0.0005)	$(0.0003)	$.0004	$(0.0009)	$(0.0005)

Balance Sheet As Of June 30, 2008				As Reported	Adjustment	Restated
Total Assets				$4,097,887	$(330,291)	$3,767,596
Accumulated deficit				$(2,335,021)	$(330,291)	$(2,665,312)

Summarized financial information for Positron for the three and six months ended June 30, 2008 follows:

	Three Months Ended June 30, 2008	Six Months Ended March 31, 2008

Revenues	$767,000	$1,193,000
Loss from operations	(739,000)	(2,225,000)
Net loss	(2,017,000)	(3,116,000)
Loss per share	$(0.02)	$(0.03)
Weighted average shares outstanding	116,076,000	111,251,000

June 30, 2008
Current assets	$1,918,000
Total assets	5,347,000
Current liabilities	8,495,000
Total liabilities	12,104,000
Stockholders’ deficit	(6,757,000)
Common shares outstanding	116,240,384

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of June 30, 2008 were as follows:

Convertible Series A Preferred Stock	458,000
Convertible Series B Preferred Stock	608,861,000
Convertible Series G Preferred Stock	11,139,000
Stock Warrants	65,749,000
Stock Options	19,425,000
705,632,000

NOTE 8.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	June.30, 2008	Dec. 31, 2007
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(48,171)	(35,293)
Total	$196,031	$208,909

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

Comparison of the Results of Operations for the Three Months ended June 30, 2008 and 2007

During the three months ended June 30, 2008 the Company had a net loss of $27,786 compared to a net loss of $229,532 for the three months ended June 30, 2007.

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

During the third quarter of 2007 the Company adopted the equity method of accounting for its investment in securities of Positron Corporation.  For the three months ended June 30, 2008, the Company recorded equity in the losses of Positron of $69,513.

Comparison of the Results of Operations for the Six Months ended June 30, 2008 and 2007

During the six months ended June 30, 2008 the Company had a net loss of $47,920 compared to a net loss of $319,657 for the six months ended June 30, 2007.

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

Interest expense on notes payable was $12,868 and $15,985 for the six months ended June 30, 2008 and 2007, respectively.  Interest in each of the periods is for interest on the note payable to Cherry Creek Capital Partners.  The expense decreased in accordance with the note payable amortization schedule. For the six months ended June 30, 2008, the Company recorded equity in the losses of Positron Corporation of $110,811.

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

On June 30, 2008 the Company had an accumulated deficit of $2,665,312 and stockholders' equity of $2,725,720.

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

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of June 30, 2008, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred. The Company holds approximately 11% of the voting shares of Positron. In addition, the Company holds notes receivable of $2,181,000 from Positron.. As of June 30, 2008 amounts due from Positron including accrued interest totaled $2,204,896. The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the note and advances, is dependent upon the relative success of Positron.

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