Form 10-Q/A
period 2007-09-30
IMAGIN MOLECULAR CORP
filed 2008-11-12
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Registrant has filed this Form 10-Q/A to amend its Quarterly Report on Form 10-QSB for the period ending September 30, 2007 to revise its financial statements for the period covered in this report to apply the equity method of accounting to its investments in Positron Corporation (“Positron”) and to change the classification of advances made to Positron from a financing activity to an investing activity.

FORM 10-Q/A	SEPTEMBER 30, 2007

IMAGIN MOLECULAR CORPORATION

Form 10-QSB for the quarter ended September 30, 2007

FORM 10-Q/A	SEPTEMBER 30, 2007

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

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,766	$3,138
Accounts receivable	132,356	163,539
Due from affiliate	740,000	--

Total current assets	874,122	166,677

Property and equipment, net	215,348	234,666

Other assets:
Investment in securities of Positron Corp.	1,526,535	1,588,066

Total assets	$2,616,005	$1,989,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103,982	$97,577
Advance from shareholders	5,100	69,616
Accrued expenses	152,903	158,246
Current portion of promissory note payable	116,450	81,684
Notes payable – other	--	180,000
Advances from affiliate	284,283	185,385
Interest payable	2,709	75,732

Total current liabilities	665,427	848,240

Promissory note payable	154,485	205,860

Majority interest in consolidated subsidiary (discontinued operations)	216,977	--

Total liabilities	1,036,889	1,054,100

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, 1,000,000 shares issued and outstanding	400,000	--
Common Stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 and 67,276,617 shares issued and outstanding	93,663	67,277
Additional paid-in capital	3,530,369	2,826,755
Accumulated deficit	(2,444,916)	(1,958,723)

Total stockholders’ equity	1,579,116	935,309

Total liabilities and stockholders’ equity	$2,616,005	$1,989,409

See accompanying notes

FORM 10-Q/A	SEPTEMBER 30, 2007

IMAGIN MOLECULAR CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Revenues:	$65,091	$43,991	$113,300	$186,586

Costs of revenues:	117,090	103,900	215,018	271,050

Gross loss	(51,999)	(59,909)	(101,718)	(84,464)

Operating expenses:
Professional fees	3,700	--	103,058	763,000
Marketing, general and administrative	21,506	47,160	174,503	128,224

Total operating expenses	25,206	47,160	277,561	891,224

Loss from operations	(77,205)	(107,069)	(379,279)	(975,688)

Other income (expense)
Interest income	--	20,357	--	145,218
Interest expense	(9,652)	(3,250)	(25,637)	(13,578)
Equity in losses of Positron Corporation	(61,531)	--	(61,531)	--
Total other income (expense)	(71,183)	17,107	(87,168)	131,640

Loss from continuing operations before majority interest in subsidiary	(148,388)	(89,962)	(466,447)	(844,048)

Majority interest in loss of subsidiary	(10,369)	--	(2,254)	--

Loss from continuing operations	(158,757)	(89,962)	(468,701)	(844,048)

Loss from discontinued operations	(7,779)	(8,740)	(17,492)	(73,694)

Net loss	$(166,536)	$(98,702)	$(486,193)	$(917,742)

Loss Per Share:
From continuing operations	$(0.0018)	$(0.0013)	$(0.0062)	$(0.0130)
From discontinued operations	$(0.0001)	$(0.0001)	$(0.0002)	$(0.0011)
Net loss	$(0.0019)	$(0.0014)	$(0.0064)	$(0.0141)

Weighted average common shares	88,663,284	67,266,617	76,016,153	65,037,653

See accompanying notes

FORM 10-Q/A	SEPTEMBER 30, 2007

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Loss from continuing operations	$(468,701)	$(844,048)

Loss from discontinued operations	(17,492)	(73,694)

Net loss	(486,193)	(917,742)
Adjustment to reconcile net loss to net cash used in operating activities
Common stock issued for services	230,000	763,000
Depreciation expense	19,317	3,097
Amortization of discount on notes receivable	--	(54,378)
Equity in losses of Positron Corporation	61,531	--
Majority interest in income of subsidiary	2,254	--
Changes in operating assets and liabilities:
Accounts receivable	31,183	(178,884)
Interest receivable	--	(93,637)
Accounts payable and accrued liabilities	1,062	241,202
Interest payable	(7,914)	13,578

Net cash used in operating activities	(148,760)	(223,764)

Cash flows from investing activities:
Purchase of fixed assets	--	(241,105)
Advances to related party	(740,000)	--

Net cash used in investing activities	(740,000)--	(241,105)

Cash flows from financing activities:
Issuance of common stock	400,000	--
Issuance of preferred stock	400,000	--
Advances from shareholders	5,100	167,290
Advance from affiliate	98,898	55,616

Payments of note payable	(16,610)	--
Proceeds from promissory notes	--	250,000

Net cash provided by financing activities	887,388	472,906

Net increase (decrease) in cash	(1,372)	8,037

Cash at beginning of period	3,138	1,376

Cash at end of period	$1,766	$9,413

Supplemental cash flow information:
Interest paid	$22,921	$--
Income taxes paid	--	--

See accompanying notes

FORM 10-Q/A	SEPTEMBER 30, 2007

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

See accompanying notes.

FORM 10-Q/A	SEPTEMBER 30, 2007

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

FORM 10-Q/A	SEPTEMBER 30, 2007

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,444,916 as of September 30, 2007.  The Company’s ability to continue as a going concern is dependent upon the success of INP and the PET scanning at the Beth Israel Medical Center as well as completion of additional financing arrangements.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

FORM 10-Q/A	SEPTEMBER 30, 2007

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

FORM 10-Q/A	SEPTEMBER 30, 2007

NOTE 5. CIPHER MULTIMEDIA INC. REORGANIZATION / DISCONTINUED OPERATIONS

On March 13, 2007, the Registrant reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an Illinois corporation (“Cipher”) as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements on behalf of Cipher-NV with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  Pursuant to the terms of the employment agreements, each received 500,000 shares of Cipher common stock as compensation.  Mr. Conn is also the Registrant’s Chief Financial Officer.  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher-NV's founder, for 7,448,673 shares of Cipher-NV common stock, and retiring $35,750 of interest payable to a third-party in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007. As of November 6, 2008 the spin off has not been completed.

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

FORM 10-Q/A	SEPTEMBER 30, 2007

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

At September 30, 2007, the Company owned approximately 4% of Positron’s outstanding common stock and 722,358 Series B Preferred Shares or approximately 11% of the class.  Despite holdings of less than 20% of the voting stock of Positron, management believes that events and transactions occurring during the second half of 2007 and continuing into the first quarter of 2008 has given the Company the ability to exercise an increasing degree of influence over certain operating and financial policies.  The events and transactions include advances of funds by the Company to Positron beginning in July 2007 and totaling $740,000 at September 30, 2007. The advances were subsequently converted to a note receivable that is collateralized by Positron common stock.  In addition to the financing, on January 2, 2008 Corey Conn, who serves as Chief Financial Officer for both companies, was elected to the Positron Board of Directors. The two companies share one other common director; however Positron has four directors that are not on the Company’s Board.

Adoption of the equity method of accounting for the Positron securities has resulted in the restatement of the Company’s financial statements previously filed in its September 30, 2007 quarterly report on Form 10-QSB.  Based on its percentage of ownership of Positron common stock, for the three and nine months ended September 30, 2007,  the Company recorded equity in the losses of Positron of $61,531 reducing the carrying value of the Positron securities to $1,526,535 at September 30, 2007.  At September 30, 2007, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $280,000.

The following table summarizes the impact of the restatement for the three and nine months ended September 30, 2007:

	Three Months Ended Sept. 30,2007			Nine Months Ended Sept. 30,2007
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
	Sept 30, 2007		Sept 30, 2007	Sept 30, 2007		Sept 30, 2007

Net loss	$(105,005)	$(61,531)	$(166,536)	$(424,662)	$(61,531)	$(486,193)
Basic and diluted loss per share	$(0.0012)	$(0.0007)	$(0.0019)	$(0.0055)	$(0.0009)	$(0.0064)

Balance Sheet As Of September 30, 2007				As Reported	Adjustment	Restated
Total Assets				$2,677,536	$(61,531)	$2,616,005
Accumulated deficit				$(2,383,385)	$(61,531)	$(2,444,916)

FORM 10-Q/A	SEPTEMBER 30, 2007

Summarized financial information for Positron for the three and nine months ended September 30, 2007 follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Revenues	$570,000	$1,665,000
Loss from operations	(1,240,000)	(3,387,000)
Net loss	(1,504.000)	(3,730,000)
Loss per share	$(0.02)	$(0.04)
Weighted average shares outstanding	97,776,000	93,624,000

Sept. 30, 2007
Current assets	$2,504,000
Total assets	5,407,000
Current liabilities	3,859,000
Total liabilities	6,392,000
Stockholders’ deficit	(985,000)
Common shares outstanding	102,553,302

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of September 30, 2007 were as follows:

Convertible Series A Preferred Stock	464,000
Convertible Series B Preferred Stock	587,611,000
Convertible Series G Preferred Stock	11,139,000
Stock Warrants	58,374,000
Stock Options	19,500,000
677,088,000

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and December 31, 2006 consisted of the following:

	Sept. 30, 2007	Dec. 31, 2006
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(28,854)	(9,536)
Total	$215,348	$234,666

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

FORM 10-Q/A	SEPTEMBER 30, 2007

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

FORM 10-Q/A	SEPTEMBER 30, 2007

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

FORM 10-Q/A	SEPTEMBER 30, 2007

In February 2007, operations at BIMC were temporarily suspended while the Company and the hospital renegotiated the terms of their agreement.  In June 2007, the parties executed a new lease agreement that provides for minimum monthly lease payments to INP.  Scans under the new agreement commenced in June 2007.

Reorganization of Cipher Multimedia, Inc.

On March 13, 2007, the Company reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an Illinois corporation as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  Also on March 13, 2007, the Registrant entered into employment agreements with Julia Rzeppa as President and Chairman, Corey Conn as Treasurer and Director and Domenic Hanzely as Vice President of Product Development and Chief Technology officer.  Pursuant to the terms of the employment agreements, each received 500,000 shares of Cipher common stock as compensation.  Mr. Conn is also the Registrant’s Chief Financial Officer. On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in interest to a third-party in exchange for the issuance of 1,787,500 shares of Cipher’s common stock. As of November 6, 2008 the spin off has not been completed.

The results of Cipher-NV for the nine months ended September 30, 2007 are consolidated in the Registrant’s financial statements and are reflected as discontinued operations.

Comparison of the Results of Operations for the Three Months ended September 30, 2007 and 2006

The Company had net losses of $166,536 and $98,702 for the three months ended September 30, 2007 and 2006, respectively.

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

FORM 10-Q/A	SEPTEMBER 30, 2007

Interest income for the three months ended September 30, 2006 of $20,357 represented accrued interest on a note receivable due to the Company’s wholly-owned subsidiary, Positron Acquisition Corporation (“PAC”) from Positron Corporation, an affiliate of the Company.  In September 2006, the note and all accrued interest were converted into Positron Corporation preferred stock.  Through June 30, 2007, the preferred stock was valued at the previous carrying value of the note receivable and accrued interest at the date of conversion.  During the current quarter the Company adopted the equity method of accounting for its investment in Positron Corporation.  For the three months ended September 30, 2007, the Company recorded equity in the losses of Positron of $61,531.

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

Interest income for the nine months ended September 30, 2006 of $145,218 represented accrued interest on a note receivable due to the Company’s wholly-owned subsidiary, Positron Acquisition Corporation (“PAC”) from Positron Corporation, an affiliate of the Company.   In September 2006, the note and all accrued interest were converted into Positron Corporation preferred stock.  During the current quarter the Company adopted the equity method of accounting for its investment in Positron Corporation.  For the nine months ended September 30, 2007, the Company recorded equity in the losses of Positron of $61,531. The Company had no interest income for the nine months ended September 30, 2007.  Interest expense on notes payable was $25,637 and $13,578 for the nine months ended September 30, 2007 and 2006, respectively.  The increase in interest expense results from the interest on the note payable to Cherry Creek which the Company entered into in September 2006.

Discontinued Operations of Cipher Multimedia (“Cipher”)

Losses from discontinued operations for the three months ended September 30, 2007 and 2006 were $7,779 and 8,740, respectively.  No revenue was recorded by Cipher in either period and losses are attributable primarily to professional fees and other general and administrative expenses.

FORM 10-Q/A	SEPTEMBER 30, 2007

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

On September 30, 2007 the Company had an accumulated deficit of $2,444,916 and total equity of $1,579,116.

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

FORM 10-Q/A	SEPTEMBER 30, 2007

PART II - OTHER INFORMATION

ITEM 6. Exhibits

(a)  Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-Q/A	SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Imagin Molecular Corporation

Date: November 10, 2008	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director

Date: November 10, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith