Form 10-Q
period 2008-09-30
IMAGIN MOLECULAR CORP
filed 2008-11-19
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	73,663,284

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

FORM 10-Q	SEPTEMBER 30, 2008

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

FORM 10-Q	SEPTEMBER 30, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited balance sheet of the Registrant as of September 30, 2008, the balance sheet at December 31, 2007, the unaudited statements of operations for the three and nine months ended September 30, 2008 and 2007, and the unaudited statements of cash flows for the nine months ended September 30, 2008 and 2007 follow.  The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$54,209	$24,120
Accounts receivable	51,000	120,422

Total current assets	105,209	144,542

Property and equipment, net	189,592	208,909

Other assets:
Notes receivable from Positron Corporation, including accrued interest	2,248,875	1,346,000
Investment in securities of Positron Corp.	1,251,430	1,368,586

Total assets	$3,795,106	$3,068,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62,480	$104,951
Advance from shareholders	5,100	5,100
Accrued expenses	188,878	182,373
Current portion of promissory note payable	159,164	128,580
Accrued interest	7,120	4,994
Due to related party	104,860	296,750

Total current liabilities	527,602	722,748

Promissory note payable – less current portion	32,769	125,404
Deposits for equity investment	200,000	--
Majority interest in consolidated subsidiary	230,270	216,245

Total liabilities	990,641	1,064,397

Stockholders’ Equity:

Preferred Stock, 5,000,000 shares Authorized, 4,387,500 and 2,362,500 shares issued and outstanding	4,388	2,362
Common Stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 shares issued and outstanding	93,663	93,663
Additional paid-in capital	5,292,981	4,525,007
Accumulated deficit	(2,586,567)	(2,617,392)

Total stockholders’ equity	2,804,465	2,003,640

Total liabilities and stockholders’ equity	$3,795,106	$3,068,037

See accompanying notes

FORM 10-Q	SEPTEMBER 30, 2008

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues:	$154,045	$65,091	$460,045	$113,300

Costs of revenues:	90,315	117,090	270,945	215,018

Gross profit (loss)	63,730	(51,999)	189,100	(101,718)

Operating expenses:
Professional fees	9,645	3,700	66,785	103,058
Marketing, general and administrative	7,587	21,506	28,732	174,503

Total operating expenses	17,232	25,206	95,517	277,561

Income (loss) from operations	46,498	(77,205)	93,583	(379,279)

Interest income	43,979	--	67,875	--
Interest expense	(5,201)	(9,652)	(18,069)	(25,637)
Equity in losses of Positron Corporation	(6,345)	(61,531)	(117,156)	(61,531)

Total other income (expense)	32,433	(71,183)	(67,350)	(87,168)

Income (loss) from continuing operations income taxes	78,931	(148,388)	26,233	(466,447)

Income taxes	--	--	--	--

Income (loss) from continuing operations	78,931	(148,388)	26,233	(466,447)

Income (loss) from discontinued operations	(188)	(18,148)	4,590	(19,746)

Net earnings (loss)	$78,743	$(166,536)	$30,823	$(486,193)

Earnings (Loss) Per Share:
Basic:
From continuing operations	$0.0008	$(0.0018)	$0.0003	$(0.0062)
From discontinued operations	$0.0000	$(0.0001)	$0.0000	$(0.0002)
Net income (loss)	$0.0008	$(0.0019)	$0.0003	$(0.0064)
Diluted:
From continuing operations	$0.0004	$(0.0018)	$0.0002	$(0.0062)
From discontinued operations	$0.0000	$(0.0001)	$0.0000	$(0.0002)
Net loss	$0.0004	$(0.0019)	$0.0002	$(0.0064)
Weighted average common shares:
Basic:	93,663,284	71,190,757	93,663,284	76,016,153
Diluted:	181,413,284	71,190,757	171,603,065	76,016,153

See accompanying notes

FORM 10-Q	SEPTEMBER 30, 2008

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Income (loss) from continuing operations	$26,233	$(466,447)

Income (loss) from discontinued operations	4,590	(19,746)

Net income (loss)	30,823	(486,193)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Common stock issued for services	--	230,000
Depreciation expense	19,317	19,317
Equity in losses of Positron Corporation	117,156	61,531
Majority interest in income of subsidiary	14,025	2,254
Changes in operating assets and liabilities:
Accounts receivable	69,422	31,183
Interest receivable	(67,875)	--
Accounts payable and accrued liabilities	(33,838)	(6,852)

Net cash provided by (used in) operating activities	149,030	(148,760)

Cash flows from investing activities:
Note receivable to related party	(835,000)	(740,000)

Net cash used in investing activities	(835,000)	(740,000)

Cash flows from financing activities:
Issuance of common stock	--	400,000
Issuance of preferred stock	770,000	400,000
Advance from shareholder	--	5,100
Advance from affiliate	--	98,898
Payments to affiliates	(191,890)	--
Payments of note payable	(62,051)	(16,610)
Deposit for equity investment	200,000	--

Net cash provided by financing activities	716,059	887,388

Net increase (decrease) in cash	30,089	(1,372)

Cash at beginning of period	24,120	3,138

Cash at end of period	$54,209	$1,766

Supplemental cash flow information:
Interest paid	$15,942	$22,921
Income taxes paid	--	--

See accompanying notes

FORM 10-Q	SEPTEMBER 30, 2008

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

See accompanying notes.

FORM 10-Q	SEPTEMBER 30, 2008

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

FORM 10-Q	SEPTEMBER 30, 2008

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

NOTE 3.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $2,586,567 as of September 30, 2008.  The Company’s ability to continue as a going concern is dependent in part upon the success of INP and the PET scanning at the Beth Israel Medical Center, but in large part the success of INP will be its ability to execute additional lease or similar agreements with other facilities that perform PET imaging for patients.  In addition the Company will need to raise additional capital to continue operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of September 30, 2008, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock for an aggregate of 10.5% of the outstanding common stock of Positron on a fully-diluted basis. In addition, as of September 30, 2008, the Company had advanced an additional $2,248,875 including accrued interest to Positron. The viability of our wholly-owned subsidiary Positron Acquisition Corporation, and the repayment of the advances, is dependent upon the relative success of Positron

While the Company is expending its best efforts to achieve its operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

FORM 10-Q	SEPTEMBER 30, 2008

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the periods ended September 30, 2008 and 2007, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc. (a discontinued operation),  Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

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

In addition, the Company adopted the provisions of FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48") in the first quarter of 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.

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

Income (Loss) Per Share

Income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.  For the three and nine month period ended September 30, 2008, dilutive securities included in the computation of the weighted average number of shares outstanding for diluted net income per common share in the Statement of Operations, were:

FORM 10-Q	SEPTEMBER 30, 2008

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008
Convertible Series A Preferred Stock	87,750,000	87,750,000

For the three and nine months ended September 30, 2007, the dilutive effect of the preferred shares outstanding are not included in the weighted average share outstanding, as the effect would be anti-dilutive.

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

FORM 10-Q	SEPTEMBER 30, 2008

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the three months ended September 30, 2008 and 2007 continue to be consolidated in the Registrant’s financial statements and are reflected as discontinued operations from an accounting perspective.

Summarized financial information for discontinued operations for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007

Operating (expenses):	$(3,394)	$(28,915)
Other income:	22,009	11,423
Income (loss) before majority interest	18,615	(17,492)
Majority interest in (income) loss	(14,025)	(2,254)
Net income (loss)	$4,590	$(19,746)

NOTE 6. DUE FROM RELATED PARTY

During the year ended December 31, 2007, the Company advanced funds to Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (collectively “Positron”).  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation..  On April 10, 2008, the advances were formalized into a promissory note (“Note 1”), with interest at 8%, due on December 31, 2008 and secured by a pledge of 100,000,000 shares of Positron’s common stock (the “Security”). During the nine months ended September 30, 2008, the Company advanced Positron additional funds in the amount of $835,000.  On August 18, 2008, those advances were formalized into a promissory note (“Note 2”), with interest at 8%, due on December 31, 2008. The August 18, 2008 note is also secured by the Security.  Accrued interest due to the Company for the note was $67,875 at September 30, 2008.

Due to the uncertainty surrounding Positron’s ability to pay the notes on the due date of December 31, 2008, the notes and the accrued interest are recorded as a non-current asset at September 30, 2008.

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

FORM 10-Q	SEPTEMBER 30, 2008

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

At September 30, 2008, the Company owned 2.56% of Positron’s outstanding common stock and 722,358 Series B Preferred Shares or approximately 11% of the class.  Despite holdings of less than 20% of the voting stock of Positron, management believes that events and transactions occurring during the second half of 2007 and continuing into the first quarter of 2008 has given the Company the ability to exercise an increasing degree of influence over certain operating and financial policies.  The events and transactions include advances of funds in the form of notes receivable by the Company to Positron beginning in July 2007 and totaling $2,248,875 including accrued interest at September 30, 2008. The notes receivable are collateralized by Positron common stock.  In addition to the financing, on January 2, 2008 Corey Conn, who serves as Chief Financial Officer for both companies, was elected to the Positron Board of Directors. The two companies share one other common director; however Positron has four directors that are not on the Company’s Board.

Based on its percentage of ownership of Positron common stock, for the three and nine months ended September 30, 2008, the Company recorded equity in the losses of Positron of $6,345 and $117,156, respectively, reducing the carrying value of the Positron securities to $1,251,430 at September 30, 2008.  At September 30, 2008, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $308,000.

Summarized financial information for Positron for the three and nine months ended September 30, 2008 follows:

	Three Months Ended September 30, 2008	Nine Months Ended March 31, 2008

Revenues	$384,000	$1,577,000
Loss from operations	(899,000)	(3,124,000)
Net loss	(265,000)	(3,381,000)
Loss per share	$--	$(0.03)
Weighted average shares outstanding	156,240,000	126,357,000

September 30, 2008
Current assets	$2,232,000
Total assets	5,637,000
Current liabilities	7,801,000
Total liabilities	10,660,000
Stockholders’ deficit	(5,023,000)
Common shares outstanding	156,240,000

FORM 10-Q	SEPTEMBER 30, 2008

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of September 30, 2008 were as follows:

Convertible Series A Preferred Stock	458,000
Convertible Series B Preferred Stock	608,861,000
Convertible Series G Preferred Stock	11,139,000
Stock Warrants	65,749,000
Stock Options	19,425,000
705,632,000

NOTE 8.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(54,610)	(35,293)
Total	$189,592	$208,909

NOTE 9.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, the Company is required to make 41 consecutive monthly installments of $8,783, including interest.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of September 30, 2008 the principal balance of the promissory note is $191,933, of which $159,164 is included in current liabilities.

FORM 10-Q	SEPTEMBER 30, 2008

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At September 30, 2008, no amounts had been recorded for these items.

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

-	$850 per scan for scans 1-60 performed in a given calendar month after the Initial Period.

-	$650 per scan for scans 61-120 performed in a given calendar month after the Initial Period.

-	$450 per scan for scans in excess of 120 performed in a given calendar month after the Initial Period.

-	A minimum monthly lease payment of $51,000 is due in the event less than 61 scans are performed by BIMC during any calendar month after the Initial Period.

For the nine months ended September 30, 2008, the Company recorded the minimum revenue from the lease of $459,000.

NOTE 11.  DUE TO RELATED PARTY

Due to related party at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007

Positron Corporation and Subsidiaries	$104,860	$296,750

NOTE 12. STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENT

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

FORM 10-Q	SEPTEMBER 30, 2008

On March 10, 2008 the Company consummated a Securities Purchase and Subscription Agreements with Solaris. Under the Agreement Solaris acquired 1,850,000 shares of the Registrant's Series A Convertible Preferred Stock for $700,000.  The preferred shares are convertible into a total of 37,000,000 shares of Imagin common stock.

At September 30, 2008, Solaris had advanced the Company an additional $200,000, the terms of which have yet to be finalized.  This amount has been recorded as a non-current liability at September 30, 2008.

On November 18, 2008, Solaris, Positron and the Company executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Security (see note 6) in exchange for the return of the 20,000,000 shares of the Company’s common stock and 4,387,500 shares of Series A to be retired and cancelled on the Company’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000.

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

FORM 10-Q	SEPTEMBER 30, 2008

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

Comparison of the Results of Operations for the Three Months ended September 30, 2008 and 2007

During the three months ended September 30, 2008 the Company had  net earnings of $78,743 compared to a net loss of $166,536 for the three months ended September 30, 2007.

Revenues for the three months ended September 30, 2008 were $154,045 compared to $65,091 during the three months ended September 30, 2007.  The increase is due to the minimum monthly lease payment of $51,000 that is due under the lease agreement with BIMC that was executed in May of 2007. September 2007 was the first month in which the minimum payment was recognized. Due to the uncertainty surrounding reimbursement, for the three months ended September 30, 2007 the Company used an estimate of 40% for scans billed but not reimbursable and therefore revenues recognized represented only 60% of scans billed during the period.  Minimum lease payments are not dependent upon reimbursable amounts.

FORM 10-Q	SEPTEMBER 30, 2008

The Company had gross profit of $63,730 and a gross loss of $51,999 for the three months ended September 30, 2008 and 2007, respectively.  For the three months ended September 30, 2008, costs of revenues were $90,315 compared to $117,090 for the three months ended September 30, 2007.  Costs of revenues represent monthly charges for rubidium, the agent necessary to operate the PET system. For the three months ended September 30, 2007, the Company also charged to costs of revenue $30,000 of monthly fixed maintenance fees for the PET system under a service contract with Positron Corporation. The Company did not renew the maintenance agreement in 2008.

Operating expenses decreased to $17,232 from $25,206 for the three months ended September 30, 2008 and 2007, respectively.   Operating expenses consist primarily of professional fees, consulting fees and depreciation.

Interest expense on notes payable was $5,201 and $9,652 for the three months ended September 30, 2008 and 2007, respectively.  Interest in each of the periods is for interest on the note payable to Cherry Creek Capital Partners.  The expense decreased in accordance with the note payable amortization schedule.  The balance of the note payable was $191,933 at September 30, 2008 compared to $270,935 at September 30, 2007.   The Company recorded interest income for the notes receivable from Positron Corporation in the amount of $43,979 for the three months ended September 30, 2008.

During the third quarter of 2007 the Company adopted the equity method of accounting for its investment in securities of Positron Corporation.  For the three and nine months ended September 30, 2008, the Company recorded equity in the losses of Positron of $6,345 and 117,156.  For the three months ended September 30, 2007, the Company recorded equity in the losses of Positron of $61,531.

Comparison of the Results of Operations for the Nine Months ended September 30, 2008 and 2007

During the nine months ended September 30, 2008 the Company had  net earnings of $30,823 compared to a net loss of $486,193 for the nine months ended September 30, 2007.

Revenues for the nine months ended September 30, 2008 were $460,045 compared to $113,300 during the nine months ended September 30, 2007.  The increase is due to the minimum monthly lease payment of $51,000 that is due under the lease agreement with BIMC that was executed in May of 2007. September 2007 was the first month in which the minimum payment was recognized. Due to the uncertainty surrounding reimbursement, for the nine months ended September 30, 2007 the Company used an estimate of 40% for scans billed but not reimbursable and therefore revenues recognized represented only 60% of scans billed during the period.

The Company had gross profit of $189,100 and a gross loss of $101,718 for the nine months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008, costs of revenues were $270,945 which includes nine months of rubidium purchases, as compared to $215,018 for the nine months ended September 30, 2007, during which time rubidium was purchased for only six months due to the suspension of scans at BIMC.

Operating expenses for the nine months ended September 30, 2008 and 2007, were $95,517 and $277,561, respectively. For the nine months ended September 30, 2007, the Company charged $200,000 to operations for common stock issued for services, including $120,000 of compensation expense.

Interest expense on notes payable was $18,069 and $25,637 for the nine months ended September 30, 2008 and 2007, respectively.  Interest in each of the periods is for interest on the note payable to Cherry Creek Capital Partners.  The expense decreased in accordance with the note payable amortization schedule.  The Company recorded interest income for the notes receivable from Positron Corporation in the amount of $67,875 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2008 and 2007, the Company recorded equity in the losses of Positron Corporation of $117,156 and $61,531, respectively.

Discontinued Operations of Cipher Multimedia (“Cipher”)

Income from discontinued operations for the nine months ended September 30, 2008 was $4,590 compared to a loss of $19,746 for the same period in 2007.  No revenue was recorded by Cipher in either period.  During the nine months ended September 30, 2008, Cipher recorded other income of $22,009 the majority of which is attributed to debt forgiveness of amounts accrued during 2006 and 2007. Cipher’s loss for the period ended September 30, 2007 is attributable primarily to professional fees and other general and administrative expenses.

FORM 10-Q	SEPTEMBER 30, 2008

After the reorganization of Cipher Multimedia, Inc. in March 2007, the Company owns approximately 25% of the reorganized subsidiary, Cipher-NV.  As a result the Company has recorded majority interest in the income of Cipher of $14,025 for the nine months ended September 30, 2008 as compared to majority interest in the loss of $ 2,254 during 2007.  These amounts are included in the income (loss) from discontinued operations for the three and nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

At September 30, 2008, the Company had current assets of $105,209 and current liabilities of $527,602 compared to December 31, 2007 when the Company had current assets and current liabilities of $144,542 and $722,748, respectively.  Cash and cash equivalents at September 30, 2008 were $54,209 and accounts receivable were $51,000.  The Company also had notes receivable of $2,181,000 due from Positron Corporation, a related party, at September 30, 2008.  The notes are dated April 10, 2008 and August 18, 2008, with interest accruing at 8%, due on December 31, 2008. The notes are secured by a pledge of 100,000,000 shares of Positron’s common stock. Accrued interest on the note totaled $67,875 at September 30, 2008.  Due to the uncertainty surrounding Positron’s ability to repay the loans by the due date, the notes and the accrued interest have been recorded as non-current assets at September 30, 2008. On November 18, 2008 Solaris, Positron and the Company executed and consummated a Share Exchange Agreement whereby in exchange for its rights in the notes receivable from Positron, the Company will receive all its common and preferred shares owned by Solaris. The common stock and Series A preferred will be retired and cancelled by the Company.

Current liabilities at September 30, 2008 include accounts payable and accrued liabilities including amounts due to affiliates of interest of $104,860 and the current portion of the Cherry Creek note payable of $159,164.

The Company had net cash provided by operating activities of $149,030 for the nine months ended September 30, 2008 compared to net cash used in operating activities of $148,760 for the same period in 2007.  The increase in cash flow from operations is due to primarily to cash received from BIMC for minimum lease payments required by the operating agreement between the Company and BIMC.

The Company used $835,000 in cash in investing activities related to the notes receivable due from Positron Corporation during the nine months ended September 30, 2008 as compared to $740,000 for the same period in 2007.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $716,059 which included a total of $970,000 in equity investments and advances made by Solaris Opportunity Fund (“Solaris”), a related party. Financing activities also includes approximately $62,000 of payments to Cherry Creek against the note payable and repayment of amounts borrowed from affiliates of approximately $192,000. During the nine months ended September 30, 2007, the Company had cash provided by financing activities of $887,388 which included a $800,000 equity investment form Solaris, approximately $99,000 of funds advanced by Positron Corporation and $5,100 received from a shareholder.

On September 30, 2008 the Company had an accumulated deficit of $2,586,567 and stockholders’ total equity of $2,804,465.

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

The Company has made a significant investment into the Securities of Positron Corporation a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of September 30, 2008, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred. The Company holds approximately 10% of the voting shares of Positron. As of September 30, 2008 amounts due from Positron including accrued interest totaled $2,248,875. The viability of our wholly-owed subsidiary Positron Acquisition Corporation, and the repayment of the note and advances, is dependent upon the relative success of Positron.

While the Company is expending its best efforts to achieve it operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

FORM 10-Q	SEPTEMBER 30, 2008

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

FORM 10-Q	SEPTEMBER 30, 2008

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q	SEPTEMBER 30, 2008

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

On November 18, 2008, Solaris, Positron and the Company executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Security in exchange for the return of the 20,000,000 shares of the Company’s common stock and 4,387,500 shares of Series A to be retired and cancelled on the Company’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to the Company by Solaris. A copy of the Securities Exchange Agreement is attached hereto as Exhibit 2.1.

ITEM 6. Exhibits

(a)  Exhibit Index

Exhibit	Description of the Exhibit

2.1	Securities Exchange Agreement among Solaris Opportunity Fund, L.P., Solaris Management LLC, Imagin Molecular Corporation and Positron Corporation dated November 18, 2008
31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-Q	SEPTEMBER 30, 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 19, 2008.

Imagin Molecular Corporation

Date: November 19, 2008	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director

Date: November 19, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

2.1	Securities Exchange Agreement among Solaris Opportunity Fund, L.P., Solaris Management LLC, Imagin Molecular Corporation and Positron Corporation dated November 18, 2008

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith