Form 10-K/A
period 2007-12-31
IMAGIN MOLECULAR CORP
filed 2009-04-14
CIK 1047540

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission  file number 0-23873

IMAGIN MOLECULAR CORPORATION
(Exact Name of Registrant in its Charter)

Delaware	13-4099008
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Grant Square, #315, Hinsdale, IL 60521
(Address of principal executive offices   (Zip Code)

(630) 371-5583
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

Registrant's revenues for its most recent fiscal year: $259,985.

Market value of Common stock held by non-affiliates at April 11, 2008:  $3,517,016.

Shares of Common Stock outstanding at April 11, 2008: 93,663,284 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes S No Ј

EXPLANATORY NOTE

The filing amends the registrant’s filing on Form 10-KSB originally filed on April 14, 2008 and subsequently amended on Form 10-KSB/A on November 10, 2008. The amended filing is being made to revise the language in Items 8A and 8A(T).

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on FORM-10K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.
Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Item 8A(T) Controls and Procedures

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a there is a significant deficiency and a material weakness in our internal control over financial reporting.

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

The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions. We intend to initiate measures to remediate the identified material weaknesses including establishing a formal review process for significant accounting transactions that includes the participation of the Company’s  management and corporate legal counsel, and establishing a formal audit committee.

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served a such:

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

SUMMARY COMPENSATION TABLE

Name	Duration and Date of Expiration of Present Term	Position and Office with Registrant	Age and Director since
Joseph G. Oliverio	One year December 31, 2008	Chief Executive Officer, Director	38 August 18, 2006
Corey Conn	One year December 31, 2008	Chief Financial Officer, Director	46 August 19, 2003
Neil Sy	One year December 31, 2008	Chairman Director	38 August 19, 2005

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

(c) Family Relationships

No family relationship exists between any director or executive officer of the Registrant.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)
All Equity Compensation Plans Approved by Security Holders	—	—	5,000,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2007, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(a)(b)
Solaris Opportunity Fund, LP	67,250,000 (c)	47.72%
Patrick G. Rooney (d)	12,407,625 (d)	8.81%
Cipher Multimedia, Inc (f)	1,900,000 (e)	2.03%

(a)	Based on 93,663,284 shares of Common Stock outstanding on March 30, 2008.

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

(b) Security Ownership of Management. The following information is furnished as of December 31, 2007, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Joseph G. Oliverio	3,000,000	3.20%
104 W. Chestnut # 315.
Hinsdale, IL 60521

Corey Conn	800,000.85%
104 W. Chestnut # 315.
Hinsdale, IL 60521

Neil Sy	360,000.38%
104 W. Chestnut # 315
Hinsdale, IL 60521

All Officers and Directors	4,160,000	4.43%
as a Group

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period covering this Annual Report on Form 10-K, Solaris Opportunity Fund, L.P., a Delaware limited partnership (“Solaris”) acquired an aggregate of 20,000,000 shares of the Company’s common stock, par value $0.001 per share and 2,362,500 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A”) for an aggregate purchase price of $1,397,000.  The Series A is convertible into shares of common stock at the ratio of 20 shares of common stock for each share of Series A converted. Holders of the Series A are entitled to vote on all matters holdings of the Company’s common stock are entitled to vote upon at rate of 20 votes per share. The Series A is senior to the Company’s common stock in liquidation. As a result of Solaris has become the Company’s controlling Shareholder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
EXHIBITS

10.1	Promissory Note by Positron Corporation dated April 10, 2008

10.2	Stock Pledge Agreement by Positron Corporation dated April 10, 2008

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith
#	Furnished herewith

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 14, 2009.

Imagin Molecular Corporation

By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Officer,
Director

By:	/s/Corey Conn
Corey Conn
Chief Financial Officer,
Director

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

/s/ Frank L. Sassetti & Co.

April 11, 2008, except for Notes 2 and 6, as to which the date is November 6, 2008.
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
Current assets:
Cash	$24,120	$3,138
Accounts receivable	120,422	163,539

Total current assets	144,542	166,677

Property and equipment, net	208,909	234,666

Other assets:
Due from related party	1,346,000
Investment in securities of Positron Corporation	1,368,586	1,588,066

Total assets	$3,068,037	$1,989,409

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$104,951	$97,577
Advances from shareholder	5,100	69,616
Accrued expenses	182,373	158,246
Current portion of promissory note	128,580	81,684
Notes payable	—	130,000
Advance from related party	296,750	235,385
Interest Payable	4,994	75,732

Total current liabilities	722,748	848,240

Promissory note payable – less current portion	125,404	205,860

Majority interest in consolidated subsidiary	216,245	—

Total liabilities	1,064,397	1,054,100

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares Authorized, 2,362,500 shares issued and outstanding	2,362	—

Common stock, $0.001 par value; 95,000,000 shares authorized 93,663,284 and 67,276,617 shares issued and outstanding, on December 31, 2007 and 2006.	93,663	67,277
Additional paid-in capital	4,525,007	2,826,755
Accumulated deficit	(2,617,392)	(1,958,723)

Total stockholders’ equity	2,003,640	935,309

Total liabilities and stockholders’ equity	$3,068,037	$1,989,409

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues	$259,985	$183,198

Costs of revenues	317,801	343,254

Gross loss	(57,816)	(160,056)

Operating expenses:
Professional fees	106,558	829,493
Marketing, general and administrative	221,573	52,556

Total operating expenses	328,131	882,049

Loss from operations	(385,947)	(1,042,105)

Other income (expenses):
Interest income	—	145,218
Interest expense	(33,256)	(24,717)
Equity in losses of Positron Corporation	(219,480)	—
Total other income	(252,736)	120,501

Loss from continuing operations before income taxes majority interest in consolidated subsidiary	(638,683)	(921,604)

Majority interest in loss of consolidated subsidiary	(1,523)	—

Loss from continuing operations before income taxes	(640,206)	(921,604)

Income taxes	—	—

Loss from continuing operations	(640,206)	(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	$(658,669)	$(972,817)

Per share amounts:
From continuing operations	$(.0080)	$(.0140)
From discontinued operations	$(.0002)	$(.0008)
Net loss	$(.0082)	$(.0148)

Weighted average common Shares	80,464,197	65,612,591

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred		Common Stock
	Number of		Number of		Additional paid
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

January 1, 2006	—	$—	50,680,311	$50,680	$1,812,378	$(985,906)	$877,152

Common shares issued for services	—	—	9,060,000	9,060	754,640	—	763,700
Common shares issued for debt repayment	—	—	7,536,306	7,537	259,737	—	267,274
Net loss	—	—	—	—	—	(972,817)	(972,817)

December 31, 2006	—	—	67,276,617	67,277	2,826,755	(1,958,723)	935,309

Common shares issued for services	—	—	5,000,000	5,000	195,000	—	200,000
Common shares issued for debt repayment	—	—	1,386,667	1,386	128,614	—	130,000
Common shares issued for cash			20,000,000	20,000	380,000	—	400,000
Preferred shares issued for cash	2,362,500	2,362	—	—	994,638	—	997,000
Net loss	—	—	—	—	—	(658,669)	(658,669)

December 31, 2007	2,362,500	$2,362	93,663,284	$93,663	$4,525,007	$(2,617,392)	$2,003,640

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities::
Loss from continuing operations	$(640,206)	$(921,604)

Loss from discontinued operations	(18,463)	(51,213)

Net loss	(658,669)	(972,817)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	25,757	9,536
Common stock issued for services	200,000	763,700
Subsidiary common stock issued for services	30,000	—
Equity in losses of Positron Corporation	219,480
Majority interest in loss of consolidated subsidiary	1,523	—
Amortization of discount on notes receivable	—	(54,378)
Changes in operating assets and liabilities
Accounts receivable	43,117	(163,539)
Interest receivable	—	(93,638)
Accounts payable and accrued liabilities	25,868	194,628
Interest payable	—	16,829

Net cash used in operating activities	(112,924)	(299,679)

Cash flows from investing activities:
Purchase of fixed assets	—	(241,105)
Advances to related party	(1,346,000)	—

Net cash used in investing activities	(1,346,000)	(241,105)

Cash flows from financing activities:
Advances from shareholders	5,100	69,616
Advance from related party	111,365	185,385
Proceeds from promissory note	—	305,111
Payment of notes payable	(33,559)	(17,566)
Proceeds from issue of common stock	400,000	—
Proceeds from issue of preferred stock	997,000	—

Net cash provided by financing activities	1,479,906	542,546

Net increase (decrease) in cash	20,982	1,762

Cash at beginning of period	3,138	1,376

Cash at end of period	$24,120	$3,138

Supplemental cash flow information:
Interest paid	$28,256	$2,780
Income taxes paid	—	—

The accompanying notes are an integral part of the financial statements.

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

Summarized financial information for discontinued operations for the years ended December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006

Operating expenses		$29,990	$28,105
Other expenses (income)		(11,527)	23,108
Loss before majority interest		(18,463)	(51,213)
Majority interest in loss		(1,523)	--
Net loss	$	(19,986)	$(51,213)

Total assets		$846	$390
Total liabilities		236,603	156,269
Majority interest		1,523	--
Stockholders’ deficit		(235,757)	(155,879)

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

Adoption of the equity method of accounting for the Positron securities has resulted in restatement of the Company’s financial statements previously filed in its December 31, 2007 annual report on Form 10-K. Based on its percentage of ownership of Positron common stock, for the year ended December 31, 2007, the Company recorded equity in the losses of Positron of $219,480 reducing the carrying value of the Positron securities to $1,368,586 at December 31, 2007.  At December 31, 2007, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $272,000.

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

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of December 31, 2007 were as follows:

Convertible Series A Preferred Stock	464,000
Convertible Series B Preferred Stock	592,611,000
Convertible Series G Preferred Stock	11,139,000
Stock Warrants	57,624,000
Stock Options	19,425,000
681,263,000

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and December 31, 2006 consisted of the following:

	Dec. 31, 2007	Dec. 31, 2006
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(35,293)	(9,536)
Total	$208,909	$234,666

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

FY2007	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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