Form 10-K
period 2008-12-31
IMAGIN MOLECULAR CORP
filed 2009-04-15
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐  No ☒

Registrant's revenues for its most recent fiscal year: $613,045.

Market value of Common stock held by non-affiliates at April 14, 2009:  $3,683,164.

Shares of Common Stock outstanding at April 14, 2009: 73,663,284 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

INP does not have a current center for these services, having terminated its sole operations located at Beth Israel Medical Center in the First Quarter 2009.  INP is currently seeking a purchaser or an alternate business opportunity for the scanner located therein.

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

Cholesterol Management - Total cholesterol, through medical management, is controlled down to 110 to 140 achieving levels similar to limiting those populations that simply do not have coronary disease such as found in Central China and in Central Africa. Our goal is to drive LDL below 90, HDL’s above 45 and triglycerides below 90. Statin drugs are used to accomplish acceptable values. The physician needs to check liver enzymes and the cholesterol profile each month for three months. Dose modifications are necessary to achieve regression due to the individual variability factor. Often combination therapy with two or more lipid agents is necessary.

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

We have learned, while utilization of invasive coronary procedures in the US has exploded over the past few years with no improvement of outcomes, from a large number of well conducted lipid lowering trials, which employed quantitative coronary arteriography, that aggressive noninvasive management of CAD with a very low fat diet and lipid lowering drugs, may reduce acute MI and coronary death by up to 85% or more. Interestingly this remarkable clinical benefit occurs despite only minimal angiographic improvement in coronary lumen diameter. This is because it is the young, mild, plaque which is actively inflamed that is structurally vulnerable, and therefore prone to rupture suddenly, leading to death or an acute coronary syndrome, rather than the older, more severe, structurally stable stenosis, which is typically responsible for chronic stable angina. It is this stable lesion that is usually the stenosis targeted for mechanical intervention.

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

CUSTOMERS

The Company’s primary potential customers are General/Family/Internal Medicine physicians in Metropolitan areas. A metropolitan population can be defined as having multiple General/Family/Internal Medicine physician offices and a referral population of at least 500,000 patients.

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

On March 13, 2007, the Registrant reorganized Cipher as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.  .  On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973.46 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher’s common stock, and retiring $35,750 in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.  The operations of Cipher Multimedia, Inc. are limited and have been discontinued from an accounting perspective.

POSITRON ACQUISITION CORP.

On April 19, 2005, Imagin formed Positron Acquisition Corp. (“PAC”) a wholly-owned subsidiary organized under the laws of the State of Nevada.

On May 23, 2005, PAC acquired two convertible notes receivable issued by Positron (the “Positron Notes”) in favor of IDC. The Positron Notes are convertible into shares of Positron’s Series C and Series D Preferred Stock that are in turn convertible, under certain circumstances, into 64,000,000 shares of Positron’s common stock, par value $.01 per share. Imagin acquired the Positron Notes in exchange for 30,000,000 newly issued shares of Imagin’s common stock.  On September 30, 2006, Imagin exchanged the Positron Notes for a total of 762,358 of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”).  The Series B are convertible into shares of Positron’s common stock, par value $0.001 per share, at the rate of 100 shares of Common stock for each Series B.  On September 7, 2006, PAC converted 40,000 shares of Series B into 4,000,000 shares of common stock.

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

EMPLOYEES

On April 14, 2009, the Company had two full-time employees.

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

Risks Associated with Technological Change

The market in which the Company competes is characterized by rapidly changing technology; evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. These market characteristics are heightened by the emerging nature of medical imaging and health care industries.  Accordingly, the Company’s future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to meet evolving industry standards. The Company’s failure to successfully adapt to such changes in a timely manner could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

ITEM 3. LEGAL PROCEEDINGS

On March 16, 2009 the Company received a Notice of Right To Cure and Demand for Payment from Cherry Creek Capital Partners  issued for all amounts past due pursuant to the terms of a promissory note issued by the Company on September 11, 2006.

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

Year Ended December 31, 2007	High Bid	Low Bid

Fourth Quarter	.09	.04
Third Quarter	.09	.05
Second Quarter	.08	.04
First Quarter	.08	.04

Year Ended December 31, 2008	High Bid	Low Bid

Fourth Quarter	.08	.01
Third Quarter	.08	.04
Second Quarter	.10	.05
First Quarter	.08	.04

(b) Holders

As of December 31, 2008, we had 73,663,284 shares of Common Stock outstanding, held by approximately 1,164 holders of record.

Series A Preferred

As of December 31, 2008 no shares of Series A Preferred were outstanding.

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

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2008 and 2007. There are no restrictions on the Registrant's present or future ability to pay dividends.

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

(d)  Securities authorized for issuance under equity compensation plans.

The Company’s equity plan information required by this item is set forth under Item 11 of Part III below.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Imagin Molecular Corporation has focused its business strategy to concentrate on business opportunities in positron emission tomography (PET) through holdings in strategically related divisions based in the manufacturing of PET devices ownership of PET imaging center and the diagnosis and treatment of cancer, heart and neurological diseases. PET is an advanced medical diagnostic imaging procedure used by physicians in the detection of certain cancers, coronary disease and neurological disorders including Alzheimer's disease.

The Company’s  wholly owned subsidiary, Imagin Nuclear Partners Corporation, a New York corporation (“INP”), to provide Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to diagnose and treat patients with coronary artery disease and patients who are at risk of developing coronary heart disease. Imagin Nuclear Partners Corporation is headquartered in Niagara, New York.

Relationship with Beth Israel Hospital

In February 2006, Imagin Nuclear Partners purchased a Positron HZL-R Imaging Camera from Positron as well as a CTI Infusion Cart from Bracco Diagnostics, Inc. Also, in February 2006, the Company commenced operations of a PET center under the name Imagin Nuclear Partners at the cardiac center located within Beth Israel Medical Center (“BIMC”) in New York. The Company’s intention is to leverage its existing relationship with the New York State Department of Health Cardiac Advisory Committee to secure a “pilot program” aimed at demonstrating the cost efficiency of cardiac PET in selected markets on predetermined procedure indications. Under the initial contract with BIMC, the Company reimbursed BIMC on a fixed monthly basis for various operating expenses associated with performing scans, including physician’s fees, technologist fees, rents and other administrative expenses.  In February 2007, the Company and BIMC temporarily suspended operations at the facility pending re-negotiation of the original contract.  The parties executed a new agreement, the terms of which are discussed in detail below.

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

On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the Agreement.  In addition, INP advised BIMC that it was seeking payment of $188,700 for 102 inpatient scans that BIMC had requested it perform on behalf of BIMC patients and had failed to reimburse INP for.

INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  Also in the first quarter 2009, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  INP is seeking a purchaser or another business opportunity to implement the device, however, no assurance can be given that such an agreement will be reached or if reached that it will be on terms favorable to the Company.

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

2008 Transactions

Securities Exchange Agreement among Positron Corporation, Imagin Molecular Corporation and Solaris Opportunity Fund, L.P.

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P. (“Solaris”)   and Positron Corporation (“Positron”) executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights title and interest to two notes receivable due from Positron (“Note 1” and “Note 2”) and the related pledged securities of Positron (“Pledged Shares”) to Solaris in exchange for the return of the 20,000,000 shares of the Company’s  common stock and 4,387,500 shares of the Company’s Series A Preferred Stock, to be retired and cancelled on the Company’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to the Company by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 plus accrued interest and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to Positron Corporation in the aggregate amount of $1,155,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  At December 31, 2008, the Company had not yet retired its common shares received in the Exchange and therefore those shares are being held in treasury.

Results of Operations

For the years ended December 31, 2008 and 2007, the Company had net losses $930,529 and $658,669, respectively.   Despite significantly higher revenues during the year ended December 31, 2008 as compared to 2007, net loss increased due to an impairment charge to the carrying value of the Company’s investment in the securities of Positron Corporation.

Revenues – Revenue was generated exclusively from PET scans at Beth Israel Medical Center (“BIMC”) and totaled $613,045 and $259,985 for the years ended December 31, 2008 and December 31, 2007, respectively.  The increase is due to the minimum monthly lease payment of $51,000 that is due under the lease agreement with BIMC that was executed in May of 2007. September 2007 was the first month in which the minimum payment was recognized. Due to the uncertainty surrounding reimbursement, prior to executing the lease, the Company used an estimate of 40% for scans billed but not reimbursable and therefore revenues recognized represented only 60% of scans billed during the period.  Minimum lease payments are not dependent upon reimbursable amounts.   Costs of revenues, which consist primarily of monthly fixed costs associated with performing the scans, operating the imaging camera and CTI infusion were $424,045 and $317,801 in 2008 and 2007, respectively.  The 2008 costs reflect a full year of scans, whereas in 2007 scans were suspended between March and May pending the negotiation of the lease.  During this period the Company did not purchase rubidium necessary to operate the PET imaging camera, a cost approximating $30,000 per month. Since the Company was under contract with the rubidium supplier to make monthly purchases they were obligated to continue purchasing during the suspended months.  The Company and its supplier agreed to add the suspended months to the end of the contract period thus extending the period of the contract. However, the Company terminated the contract in December 2008 making those deferred payments due immediately.  The Company has charged those amounts to cost of scans for the year ended December 31, 2008.

Operating Expenses – Marketing and general and administrative expenses for the year ended December 31, 2008 were $177,093 compared to $328,131 for the year ended December 31, 2007.  .For the year ended December 31, 2007, the Company charged $200,000 to operations for common stock issued for services, including $120,000 of compensation expense.  The Company did not issue any common stock for services during the year ended December 31, 2008.  General and administrative expenses for the year ended December 31, 2008 consist primarily of legal, accounting and consulting fees.

Other Income (Expense) - Interest income of $67,875 represents interest earned on notes receivable due from Positron Corporation.  Pursuant to a Securities Exchanges Agreement dated November 18, 2008, the notes and the accrued interest were exchanged for all certain common and preferred shares the Company had previously issued to Solaris Opportunity Fund, a related party.

Interest expense for the years ended December 31, 2008 and 2007, was $22,413 and $33,256, respectively.   Interest expense is related to a note payable to Cherry Creek Capital Partners, an unrelated party to whom the Company issued a 12% secured promissory note on September 11, 2006 in the amount of $300,000.

During the year ended December 31, 2007, the Company adopted the equity method of accounting for it’s investment in the securities of Positron Corporation securities.  For the years ended December 31, 2008 and 2007 the Company recorded equity in the losses of Positron of $258,351 and $219,480, respectively.

At December 31, 2008, the Company recorded an other-than-temporary impairment charge of $734,068 against the carrying value of its investment in the securities of Positron Corporation.  The Company’s wholly-owned subsidiary, PAC, holds both common and preferred shares of Positron Corporation. The fair market value of the common was determined using Positron’s quoted stock price on December 31, 2008 while the fair market value of the preferred shares was based on relative values of the same class of securities sold by Positron during recent private placements.

Discontinued Operations of Cipher Multimedia (“Cipher”)

Income from discontinued operations for the year ended December 31, 2008 was $4,521 compared to a loss of $19,986 for the same period in 2007.  No revenue was recorded by Cipher in either period.  During the year ended December 31, 2008, Cipher recorded other income of $22,009, the majority of which is attributed to debt forgiveness of amounts accrued during 2006 and 2007. Cipher’s loss for the year ended December 31, 2007 is attributable primarily to professional fees and other general and administrative expenses.

Liquidity and capital resources

At December 31, 2008, the Company had current assets of $942 and current liabilities of $535,968 compared to December 31, 2007 when the Company had current assets and current liabilities of $144,542 and $722,748, respectively.  Cash and cash equivalents at December 31, 2008 were $942.  The Company’s investment in the securities of Positron decreased to $376,167 at December 31, 2008 from $1,368,586 at December 31, 2007 as a result of recording its shares of proportionate shares of Positron losses under the equity method of accounting, and an impairment charge against the carrying value of the investment.

Current liabilities at December 31, 2008 include accounts payable and accrued liabilities of $344,198 and the of the Cherry Creek note payable of $182,710. At December 31, 2008 the Company is in default. On March 16, 2009 Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts totaling $100,278 plus late charges of $5,014.    The notice gave the Company until March 31, 2009 to pay all past due amounts. Although the Company did not make any additional payments by March 31, 2009, they are currently negotiating a resolution with Cherry Creek. However, no assurance can be given that such a resolution will be achieved or that it will be achieved on terms favorable to the Company.

The Company had net cash provided by operating activities of $273,761 for the year ended December 31, 2008 compared to net cash used in operating activities of $112,924 for the same period in 2007.  The increase in cash flow from operations is due primarily to cash received from BIMC for minimum lease payments required by the operating agreement between the Company and BIMC.

The Company used $902,875 in cash in investing activities related to the notes receivable due from Positron Corporation during the year ended December 31, 2008, as compared to $1,346,000 for the same period in 2007, all of which was also advanced to Positron.

Net cash provided by financing activities during the year ended December 31, 2008 was $605,936 which included a total of $970,000 in equity investments and advances made by Solaris Opportunity Fund (“Solaris”), a related party. Financing activities also includes approximately $71,000 of payments to Cherry Creek against the note payable and repayment of amounts borrowed from affiliates of approximately $293,000. During the year ended December 31, 2007, the Company had cash provided by financing activities of $1,479,906 which included a $1,397,000 equity investment from Solaris, approximately $111,000 of funds advanced by Positron Corporation and $5,100 received from a shareholder.

On December 31, 2008 the Company had an accumulated deficit of $3,547,921 and total stockholders’ deficit of $205,764.  The Company is dependent upon the success of INP and PET scanning and raising additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

ITEM 8. FINANCIAL STATEMENTS

The required Financial Statements and notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.
Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions. In the case of the Company’s recent restatement of the investment in Positron securities, a periodic review (not less than quarterly) and discussion of significant transactions (i.e. increasing advances to a related party) may have led to more timely adoption of the proper method of accounting.

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

Item 9A(T) CONTROL AND PROCEDURES

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a there is a significant deficiency and a material weakness in our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served a such:

SUMMARY COMPENSATION TABLE

Name	Duration and Date of Expiration of Present Term	Position and Office with Registrant	Age and Director Since
Joseph G. Oliverio	One year December 31, 2008	Chief Executive Officer, Director	39 August 18, 2006
Corey Conn	One year December 31, 2008	Chief Financial Officer, Director	47 August 19, 2003
Neil Sy	One year December 31, 2008	Chairman Director	39 August 19, 2005

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Joseph G. Oliverio – Age 39, Mr. Oliverio commenced service as the Company’s Chief Executive Officer and was also appointed to serve on the Company’s Board of Directors. Mr. Oliverio also serves as the President of Positron Corporation, a publicly-owned Texas corporation, and affiliate of the Registrant. Mr. Oliverio was the former Chief Operating Officer of Michael E. Merhige, M.D., LLC, a well known coronary disease reversal and prevention center in Niagara, New York. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo. Mr. Oliverio is a certified nuclear medicine technologist.

Corey Conn - Age 47, Chief Executive Officer, Director: Mr. Conn is a co-founder of Cipher Multimedia, Inc. Mr. Conn also serves as the Chief Financial Officer and director of Positron Corporation, a publicly-owned Texas corporation, an affiliate of the Registrant. Since September, 1999. Mr. Conn has served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm. Previously, Mr. Conn was Vice President of Business Development at iLX, an e-business and e-transformation services provider from June 1996 to September 1999.

Neil Sy - Age 39, Chairman, Director: Mr. Sy is currently engaged in capital raising ventures including consumer medicine and real estate properties in Chicago, Illinois and Las Vegas, Nevada. Prior thereto and from 1997 to 2003, Mr. Sy was a member of the Chicago Board Options Exchange as a market maker. Prior thereto, and from 1992 to 1997, Mr. Sy worked on the Chicago Board Options Exchange as a trade manager. Mr. Sy received a Bachelor’s Degree in Business Administration from Southern Illinois University.

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

(d) Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-K, has occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2008 and 2007.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.
Name and Principal Position	Year	Salary	Bonus	Stock Awards (a)	Option Awards	Nonequity incentive plan compensation	Non-qualified deferred comp earnings	All Other Compensation (b)	Total

Joseph G. Oliverio	2008	—	—	—	—	—	—	—	—
Chief Executive Officer, Director	2007	—	—	$120,000	—	—	—	—	$120,000

Corey Conn	2008	—	—	—	—	—	—	—	—
Chief Financial Officer, Director	2007	—	—	—	—	—	—	$34,000	$34,000

Neil Sy	2008	—	—	—	—	—	—	—	—
Chairman, Director	2007	—	—	—	—	—	—	—	—

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

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)
All Equity Compensation Plans Approved by Security Holders	—	—	5,000,000

2007 Stock Option Plan

Imagin Molecular Corporation’s Board administers the 2007 Stock Option Plan (the "2007 Plan"), which was adopted by the Board effective May 14, 2007.  The 2007 Plan provides for the grant stock options to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.   Options may not be exercised more than five years after the date of grant.  In the case of an optionee who is a director or officer of the Company, upon termination of employment for any reason other than death or termination for cause, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of an optionee who is an employee or consultant of the Company, upon termination of employment for any reason other than death or termination for cause, each option may be exercised for a period of 60 days; to the extent it is exercisable on the date of termination.    In the case of a termination due to death, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination.  . In the case of a termination due to cause, any unexercised options shall expire immediately.  A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2007 Plan.  As of December 31, 2008, no shares had been issued to under the 2007 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2008, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(a)
Patrick G. Rooney	12,407,625		16.8%
Cipher Multimedia, Inc (c)	1,900,000	(b)	2.6%

(a)	Based on 73,663,284 shares of Common Stock outstanding on April 14, 2009.

(b)	Represents shares owned directly. The address for Cipher Multimedia, Inc is 3801 N. Washington Street Oak Brook, Illinois 60523.

(c)	Patrick G. Rooney is the principal stockholder of Cipher Multimedia, Inc. and holds dispositive voting power.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2008, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Joseph G. Oliverio	3,000,000	4.1%
3 Grant Square # 315.
Hinsdale, IL 60521

Corey Conn	800,000	1.1%
3 Grant Square # 315.
Hinsdale, IL 60521

Neil Sy	360,000	.5%
3 Grant Square # 315
Hinsdale, IL 60521

All Officers and Directors	4,160,000	5.7%
as a Group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P. and Positron Corporation executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Pledged Shares to Solaris in exchange for the return of the 20,000,000 shares of the Company’s  common stock and 4,387,500 shares of the Company’s Series A Preferred Stock, to be retired and cancelled on the Company’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to the Company by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 plus accrued interest and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to Positron Corporation in the aggregate amount of $1,155,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  At December 31, 2008, the Company had not yet retired its common shares received in the Exchange and therefore those shares are being held in treasury.
.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2008 and 2007 by our auditors, Frank L. Sassetti & Co.

	2008	2007
Audit Fees (1)	$35,485	$19,100
Non-Audit Fees:
Audit Related Fees (2)	1,290	—
Tax Fees (3)	2,100	—

Total Fees paid to auditors	$38.875	$19,100

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for consultation regarding financial accounting and reporting matters.

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 15, 2009.

Imagin Molecular Corporation

By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Officer,
Director

By:	/s/Corey Conn
Corey Conn
Chief Financial Officer,
Director

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Imagin Molecular Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Imagin Molecular Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagin Molecular Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Frank L. Sassetti & Co.

April 15, 2009
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007
Current assets:
Cash	$942	$24,120
Accounts receivable, net of allowance of $51,000 and $0	--	120,422

Total current assets	942	144,542

Property and equipment, net	183,153	208,909

Other assets:
Due from related party	--	1,346,000
Investment in securities of Positron Corporation	376,167	1,368,586

Total assets	$560,262	$3,068,037

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$64,046	$104,951
Advances from shareholder	5,200	5,100
Accrued expenses	280,152	187,367
Current portion of promissory note	182,710	128,580
Advances from related party	3,860	296,750

Total current liabilities	535,968	722,748

Promissory note payable – less current portion	--	125,404

Majority interest in consolidated subsidiary	230,058	216,245

Total liabilities	766,026	1,064,397

Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value; 5,000,000 shares Authorized, 0 and 2,362,500 shares issued and outstanding	--	2,362
Common stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 and 93,663,284 shares issued, and 73,663,284 and 93,663,284 outstanding, on December 31, 2008 and 2007.	93,663	93,663
Additional paid-in capital	3,628,794	4,525,007
Accumulated deficit	(3,547,921)	(2,617,392)
Treasury stock	(380,300)	--

Total stockholders’ (deficit) equity	(205,764)	2,003,640

Total liabilities and stockholders’ equity	$560,262	$3,068,037

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenues	$613,045	$259,985

Costs of revenues	424,045	317,801

Gross profit (loss)	189,000	(57,816)

Operating expenses:
Marketing, general and administrative	177,093	328,131

Total operating expenses	177,093	328,131

Income (loss) from operations	11,907	(385,947)

Other income (expenses):
Interest income	67,875	—
Interest expense	(22,413)	(33,256)
Equity in losses of Positron Corporation	(258,351)	(219,480)
Impairment of investment in securities of Positron Corporation	(734,068)	—
Total other expense	(946,957)	(252,736)

Loss from continuing operations before income taxes	(935,050)	(638,683)

Income taxes	—	—

Loss from continuing operations	(935,050)	(638,683)

Gain (loss) from discontinued operations	4,521	(19,986)

Net loss	$(930,529)	$(658,669)

Per share amounts:
From continuing operations	$(.0102)	$(.0080)
From discontinued operations	$(.0000)	$(.0002)
Net loss	$(.0102)	$(.0082)

Weighted average common Shares	91,313,557	80,464,197

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Series A Preferred		Common Stock
	Number of		Number of		Additional Paid	Accumulated	Treasury
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Total

December 31, 2006	—	$—	67,276,617	$67,277	$2,826,755	$(1,958,723)	$—	$935,309

Common shares issued for services	—	—	5,000,000	5,000	195,000	—	—	200,000
Common shares issued for debt repayment	—	—	1,386,667	1,386	128,614	—	—	130,000
Common shares issued for cash			20,000,000	20,000	380,000	—	—	400,000
Preferred shares issued for cash	2,362,500	2,362	—	—	994,638	—	—	997,000
Net loss	—	—	—	—	—	(658,669)	—	(658,669)

December 31, 2007	2,362,500	$2,362	93,663,284	$93,663	$4,525,007	$(2,617,392)	$—	$2,003,640
Preferred shares issued for cash	2,025,000	2,025	—	—	767,975	—	—	770,000
Notes receivable plus accrued interest due from affiliated company exchanged for outstanding securities	(4,387,500)	(4,387)	(20,000,000)	—	(1,664,188)	—	(380,300)	(2,048,875)
Net loss	—	—	—	—	—	(930,529)	—	(930,529)
December 31, 2008	—	$—	73,663,284	$93,663	$3,628,794	$(3,547,921)	(380,300)	$(205,764)

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities::
Loss from continuing operations	$(935,050)	$(638,683)

Income (loss) from discontinued operations	4,521	(19,986)

Net loss	(930,529)	(658,669)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	25,757	25,757
Common stock issued for services	—	200,000
Subsidiary common stock issued for services	—	30,000
Equity in losses of Positron Corporation	258,351	219,480
Impairment of investment in securities of Positron Corporation	734,068	—
Majority interest in loss of consolidated subsidiary	13,812	1,523
Changes in operating assets and liabilities
Accounts receivable	120,422	43,117
Accounts payable and accrued liabilities	51,880	25,868

Net cash provided by (used in) operating activities	273,761	(112,924)

Cash flows from investing activities:
Advances to related party	(902,875)	(1,346,000)

Net cash used in investing activities	(902,875)	(1,346,000)

Cash flows from financing activities:
Advances from shareholders	100	5,100
Advances from related party	(292,890)	111,365
Payment of notes payable	(71,274)	(33,559)
Proceeds from issue of common stock	—	400,000
Proceeds from deposits on and issues of preferred stock	970,000	997,000

Net cash provided by financing activities	605,936	1,479,906

Net increase (decrease) in cash	(23,178)	20,982

Cash at beginning of period	24,120	3,138

Cash at end of period	$942	$24,120

Supplemental cash flow information:
Interest paid	$17,861	$28,256
Income taxes paid	$—	$—

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2008

On November 18, 2008, Solaris, Positron and the Company executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights title and interest to notes receivable and accrued interest totaling $2,248,875 due from Positron in exchange for the return of the 20,000,000 shares of the Company’s common stock and 4,387,500 shares of Series A to be retired and cancelled on the Company’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000.

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

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1. BUSINESS ORGANIZATION

Imagin Molecular Corporation (“Imagin” or the “Company”) was originally incorporated under the laws of the State of Delaware.  Imagin commenced operations upon incorporation and was in the development stage through the first quarter of 2006 and through that period had very little revenue.  Imagin’s subsidiary Cipher Multimedia, Inc (“Cipher”) operated Imagin’s original business, a digital distribution solution and marketing company which secures and allows access to digital content through proprietary encoding, encryption and authorization technology.

In 2005 Imagin’s Board of Director’s resolved to change the Company’s principal operations from multimedia encryption technology to positron emission tomography and medical imaging. Operations began in the second quarter of 2006 and the Company no longer operated in the development stage. On March 20, 2007, the Company’s Board of Directors authorized the spin-off of Cipher to the Company’s Shareholders of record on March 26, 2007 The results of Cipher are presented as discontinued operations in the Company’s consolidated statements of operations and cash flows.  See Positron Acquisition Corp. and Imagin Nuclear Partners discussions below.

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

Imagin Nuclear Partners Corporation

In 2006, the Company’s wholly-owned subsidiary Imagin Nuclear Partners Corporation (“INP”) commenced scanning patients using Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) at a cardiac imaging center located in Beth Israel Medical Center in New York City (“BIMC”).  Through BIMC, the Company has performed PET imaging on several hundred patients.

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

On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the Agreement.  In addition, INP advised BIMC that it was seeking payment for certain inpatient scans that BIMC had requested it perform on behalf of BIMC patients and had failed to reimburse INP for.
INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  Also in the first quarter 2009, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  INP is seeking a purchaser or another business opportunity to implement the device, however, no assurance can be given that such an agreement will be reached or if reached that it will be on terms favorable to the Company.

NOTE 2.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $3,547,921 and total stockholders’ deficit of $205,764 as of December 31, 2008.  The Company’s ability to continue as a going concern is dependent in part upon  the success of INP and its ability to execute  lease or similar agreements with  facilities that perform PET imaging for patients.  In addition the Company will need to raise additional capital to continue operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.

 The Company has made a significant investment into the securities of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of December 31, 2008, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock.

While the Company is expending its best efforts to achieve it’s operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the years ended December 31, 2008 and 2007, the financial statements include the accounts and transactions of Cipher Multimedia, Inc. (a discontinued operation), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All Intercompany transactions and balances have been eliminated.
.
Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Revenue recognition

The Company recognizes revenue from PET scans when the procedure is performed or as determined on a contractual basis between the Company and the provider.  Scan revenue represents the amount charged to patients net of contractual adjustments.  Contractual adjustments may arise due to the terms of reimbursement of Medicaid, Medicare and managed care providers.  Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized as a reduction of revenue in the period services are rendered.  Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period final settlements are determined.

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

In addition, the Company follows the provisions of   FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No.109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Review of the Company’s possible tax for 2008 and 2007 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 157, “Fair Value Measurements,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

SFAS No. 157 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.  Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its  investments in securities of Positron Corporation (“Positron”) measured at fair value on a recurring basis as of December 31, 2008:

Securities Owned	Level 1	Level 2	Level 3	Total

Investment securities of Positron Corporation	$80,000	$296,167	$--	$376,167

Total	$80,000	$296,167	$--	$376,167

Fair market value of the Level 1 securities were determined by applying the quoted stock price at December 31, 2008 to the 4,000,000 shares of common stock portion component of the securities.  At December 31, 2008 Positron’s quoted stock price was $0.02 per share.

Fair market value of the Level 2 securities were determined by applying the relative per share fair market of the 722,358 shares of Series B Preferred Stock component of the investment. The fair market value was based on the price per share offered by Positron in its most recent private placement of Series B securities.

The changes in Level 1 and 2 assets measured at fair value on a recurring basis for the year ended December 31, 2008 were:

	Fair Value at December 31, 2007	Total Unrealized Losses	Other Adjustments To Assets	Fair Value at December 31, 2008
Level 1 securities	$272,000	$(140,588)	$(51,412)	$80,000
Level 2 securities	$1,096,586	$(593,480)	$(206,939)	$296,167
Total	$1,368,,586	$(734,068)	$(258,351)	$376,167

New Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141(R),'Business Combinations - Revised, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4. CIPHER MULTIMEDIA INC. REORGANIZATION / DISCONTINUED OPERATIONS

On March 13, 2007, the Registrant reorganized its wholly-owned subsidiary Cipher Multimedia, Inc., an <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />Illinois corporation (“Cipher”) as a Nevada corporation via merger with Cipher Multimedia, Inc., a Nevada corporation (“Cipher-NV”).  In accordance with the Plan of Merger, each ten shares of Cipher were exchanged for one share of Cipher-NV common stock.   On March 14, 2007, Cipher settled obligations with its two largest creditors by retiring $148,973 in obligations to Patrick Rooney, the Registrant’s former chairman and Chief Executive officer and Cipher’s founder, for 7,448,673 shares of Cipher-NV common stock, and retiring $35,750 of interest payable to a third-party in exchange for the issuance of 1,787,500 shares of Cipher’s common stock.  On March 20, 2007, realizing that Cipher’s software encryption business no longer fit the Registrant’s business model of medical imaging services, the Registrant’s Board of Directors resolved to spin off the 3,513,200 shares of Cipher common stock held by the Registrant as a special dividend to its Shareholders of record as of March 26, 2007.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   However, in applying the requirements of Financial Accounting Standards Board Interpretation No. 46, as revised, (“FIN 46(R)”), the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the years ended December 31, 2008 and 2007 continue to be consolidated in the Registrant’s financial statements and are reflected as discontinued operations.

Summarized financial information for discontinued operations for the years ended December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007

Operating expenses	$3,676		$29,990
Other expenses (income)	(22,009)		(11,527)
Income (loss) before majority interest	18,333		(18,463)
Majority interest	(13,812)		(1,523)
Net income (loss)	$4,521	$	(19,986)

Total assets	$--		$846
Total liabilities	230,908		236,603
Majority interest	15,335		1,523
Stockholders’ deficit	(231,236)		(235,757)

NOTE 5.  RELATED PARTIES AND SECURITIES EXCHANGE AGREEMENT

Between May 2007 and March 2008, Solaris Opportunity Fund, L.P. (“Solaris”) made equity investments in the Company in the amount of $2,167,000.  The Company issued Solaris 20,000,000 common shares and 4,387,500 shares of Series A Preferred Stock.  Pursuant to the terms of a Securities Exchange Agreement dated November 18, 2008 (see discussion below), the Company exchanged two notes receivable plus accrued interest due from Positron Corporation and reacquired all the outstanding common and preferred stock issued to Solaris.  In addition, in June 2008 Solaris advanced the Company an additional $200,000. This advanced was also settled upon execution of the Securities Exchange Agreement dated November 18, 2008.

During the year ended December 31, 2007, the Company advanced funds to Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (collectively “Positron”).  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation..  On April 10, 2008, the advances were formalized into a promissory note (“Note 1”), with interest at 8%, due on December 31, 2008 and secured by a pledge of 100,000,000 shares of Positron’s common stock (the “Security”). During the period January 1 – August 18,   2008, the Company advanced Positron additional funds in the amount of $835,000.  On August 18, 2008, those advances were formalized into a promissory note (“Note 2”), with interest at 8%, due on December 31, 2008. The August 18, 2008 note is also collateralized by the Security.  Accrued interest due to the Company for the note was $67,875 at September 30, 2008.

Securities Exchange Agreement among Positron Corporation, Imagin Molecular Corporation and Solaris Opportunity Fund, L.P.

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P. and Positron Corporation executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights, title and interest to Note 1, Note 2 and the Pledged Shares to Solaris in exchange for the return of the 20,000,000 shares of the Company’s  common stock and 4,387,500 shares of the Company’s Series A Preferred Stock, to be retired and cancelled on the Company’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to the Company by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 plus accrued interest and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to Positron Corporation in the aggregate amount of $1,155,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  At December 31, 2008, the Company had not yet retired its common shares received in the Exchange and therefore those shares are being held in treasury.

Advances from shareholder and related parties

Patrick G. Rooney, the Company’s former Chairman, President and Chief Executive Officer, advanced funds to finance the Company’s working capital requirements. On December 31, 2008 and 2007 advances and loans, including accrued interest, made to the Company by Mr. Rooney totaled $5,200 and $5,100, respectively.

Advances from related parties at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Positron Corporation and Subsidiaries	$3,860	$296,750

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

On September 30, 2006 the Company converted $818,066 of principal and interest outstanding on the Series D Convertible Promissory Notes and the 770,000 Shares of Series C into 762,358 shares of Positron’s Series B Convertible Preferred Stock, par value $1.00 per share (the “Series B”) and subsequently converted 40,000 Series B Preferred Stock into 4,000,000 shares of common stock, par value $0.01.  Each share of Series B is convertible into 100 shares of Positron Corporation common stock and has 100 votes on all matters which Positron shares are entitled to vote.  Due to the restrictions on sale or transfer of these securities and the significant number of underlying common shares relative to the issuers’ outstanding common shares, management believes that any adjustment of its investment to fair value under FAS 115 would result in an overstatement of the value of the investment. As such the securities are valued at the previous carrying value of the note receivable and accrued interest at the date of conversion. In considering the guidance of paragraph 17 of APB 18 with respect to the investment in Positron, and events and transactions occurring during the third quarter of 2007(see discussion below) as well as the current relationship between the Company and Positron, the Company adopted the equity method of accounting with respect to the Positron securities during the third quarter of 2007.

At December 31, 2007, the Company owned approximately 4% of Positron’s outstanding common stock and 722,358 Series B Preferred Shares or approximately 11.5% of the class.  Despite holdings of less than 20% of the voting stock of Positron, management believes that events and transactions occurring during the second half of 2007 and continuing into the first quarter of 2008 has given the Company the ability to exercise an increasing degree of influence over certain operating and financial policies.  The events and transactions include advances of funds by the Company to Positron beginning in July 2007 and totaling $1,346,000 at December 31, 2007. The advances were subsequently converted to a note receivable that is collateralized by Positron common stock.  In addition to the financing, on January 2, 2008 Corey Conn, who serves as Chief Financial Officer for both companies, was elected to the Positron Board of Directors. The two companies share one other common director; however Positron has four directors that are not on the Company’s Board.

Based on its percentage of ownership of Positron common stock, for the year ended December 31, 2008 and 2007, the Company recorded equity in the losses of Positron of $258,351 and $219,480, respectively.  Additionally at December 31, 2008, the Company recorded an impairment charge of $734,068 against the carrying value of the investment.  The impairment charge was computed by comparing current fair market value of the investment with the carrying value.

At December 31, 2008 the investment in the securities of Positron had an estimated fair market value of $376,167.

Summarized financial information for Positron for the years ended December 31, 2008 and 2007 follows:

	2008	2007
Revenues	$2,126,000	$3,309,000
Loss from operations	(8,327,000)	(7,212,000)
Net loss	(8,975,000)	(7,780,000)
Loss per share	$(0.07)	$(0.08)
Weighted average shares outstanding	134,556,000	95,875,000

	2008	2007
Current assets	$1,033,000	$2,071,000
Total assets	1,104,000	2,277,000
Current liabilities	4,940,000	4,147,000
Total liabilities	7,654,000	7,220,000
Stockholders’ deficit	(6,550,000)	(4,943,000)
Common shares outstanding	160,240,384	102,555,302

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of December 31, 2008 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	621,486,000
Convertible Series G Preferred Stock	11,139,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	60,588,000
Stock Options	19,425,000
1,713,095,000

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	Dec. 31, 2008	Dec. 31, 2007
Machinery and equipment	$234,760	$234,760
Computers and software	9,442	9,442
Subtotal	244,202	244,202
Less: accumulated depreciation	(61,049)	(35,293)
Total	$183,153	$208,909

NOTE 8.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, as amended the Company made a payment of $17,566 in November 2006 and is required to make 30 consecutive monthly installments of $11,142, including interest, commencing in July 2007.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of December 31, 2008 the principal balance of the promissory note is $182,710, all of which is included in current liabilities.

As a condition of the promissory note, on September 11, 2006 the Company and Cherry Creek entered into an Assignment of Economic Interests whereby the Company shall be obligated to pay Cherry Creek, on a quarterly basis, an amount equal to 5% of operating income (as defined in the agreement), and upon the occurrence of a liquidity event, a payment in the amount of 5% of the net proceeds of such transaction. At December 31, 2008, no amounts had been recorded for these items.

At December 31, 2008 the Company is in default pursuant to the terms of the promissory note. On March 16, 2009 Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts totaling $100,278 plus late charges of $5,014.    The notice gave the Company until March 31, 2009 to pay all past due amounts. Although the Company did not make any additional payments by March 31, 2009, they are currently negotiating a resolution with Cherry Creek. However, no assurance can be given that such a resolution will be achieved or that it will be achieved on terms favorable to the Company.

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

On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the Agreement.  In addition, INP advised BIMC that it was seeking payment of $188,700 for 102 inpatient scans that BIMC had requested it perform on behalf of BIMC patients and had failed to reimburse INP for.  Due to the uncertainty surrounding the reimbursement of the scans, the Company had either reserved against revenue amounts previously recorded or did not record these scans as revenue.

 INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  Also in the first quarter 2009, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  INP is seeking a purchaser or another business opportunity to implement the device, however, no assurance can be given that such an agreement will be reached or if reached that it will be on terms favorable to the Company.

NOTE 10. SERIES A PREFERRED STOCK

On July 24, 2007 the Board of Directors authorized a new series of preferred stock designated Series A Convertible Preferred Stock.  The number of shares authorized was 5,000,000.  Each share of Series A Preferred Stock $.001 par value is convertible into 20 shares of the Company’s Common Stock. Holders of the Series A Preferred Stock are entitled to 20 votes per share on all matters requiring shareholder vote.  While Series A Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company. As of December 31, 2007 there were 2,362,500 shares of Series A Preferred Stock outstanding.  During the year ended December 31, 2008, the Company issued an additional 2,025,000 shares.  On November 18, 2008, pursuant to the Securities Exchange Agreement discussed in Note 5, all issued and outstanding shares were reacquired by the Company.  As of December 31, 2008 no shares of Series A Preferred Stock were outstanding.

NOTE 11. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2008, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $3,800,000 which expire in 2022 through 2028.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change of the Company’s common stock limits the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a long-term interest rate established monthly by the Internal Revenue Service

Deferred income taxes consist of the following as of December 31, 2008 and 2007:

	2008	2007

Deferred tax assets
Net operating loss carryforwards	$1,282,000	$1,320,000
Accounts receivable allowance	17,000
Unrealized loss on investment impairment and equity in losses of Positron Corporation	412,000	75,000
	1,711,000	1,395,000
Valuation allowance	(1,711,000)	(1,395,000)
	$-	$-

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against this asset.

FY2008	IMAGIN MOLECULAR CORPORATION	FORM 10-K

NOTE 12. STOCKHOLDERS' EQUITY

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

On November 18, 2008, Solaris, Positron and the Company executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights title and interest to notes receivable and accrued interest due from Positron exchange for the return of the 20,000,000 shares of the Company’s common stock and 4,387,500 shares of Series A to be retired and cancelled on the Company’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000. (See Note 5).

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

FY2008	IMAGIN MOLECULAR CORPORATION	FORM 10-K

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

NOTE 13. LOSS PER SHARE

The following information details the computation of basic and diluted loss per share:

	Years Ended
	December 31, 2008	December 31, 2007

Numerator
Basic and diluted loss	$(930,529)	$(658,669)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	91,313,557	80,464,197

Basic and diluted loss per common share	$(0.0102)	$(0.0082)

Anti-dilutive securities (based on conversions to common shares) not included in the net loss per share calculation:

	December 31, 2008	December 31, 2007
Series A Preferred Stock	--	47,250,000

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net sales	$153,000	$153,000	$154,045	$153,000

Gross profit (loss)	62,685	62,685	63,730	(100)

Net income (loss)	(20,134)	(27,286)	78,743	(961,852)

Net loss per share:
Basic	$(0.0002)	$(0.0003)	$(0.0008)	$(0.0100)
Diluted	$(0.0002)	$(0.0003)	$(0.0004)	$(0.0100)

Weighted average shares
Basic	93,663,284	93,663,284	93,663,284	84,315,458
Diluted	93,663,284	93,663,284	181,413.284	84,315,458

	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Net sales	$35,628	$12,581	$65,091	$146,685

Gross profit (loss)	(33,270)	(16,449)	(51,999)	43,902

Net loss	(90,125)	(229,532)	(166,536)	(172,476)

Net loss per share – basic and diluted	$(0.0013)	$(0.0032)	$(0.0019)	$(0.0018)

Weighted average basic and diluted shares	67,966,988	71,190,757	88,663,284	93,663,284