Form 10-Q
period 2009-03-31
IMAGIN MOLECULAR CORP
filed 2009-05-19
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-23873

IMAGIN MOLECULAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	13-4099008
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3 Grant Square, #315 Hinsdale, Illinois	60521
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (630) 371-5583

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	73,663,284

FORM 10-Q	MARCH 31, 2009

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2009

FORM 10-Q	MARCH 31, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS
Current assets:
Cash	$196	$942
Due from affiliate	21,140	--
Machine held for sale	179,983	--

Total current assets	201,319	942

Property and equipment, net	--	183,153

Other assets:
Investment in securities of Positron Corporation	358,700	376,167

Total assets	$560,019	$560,262

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$63,946	$64,046
Advances from shareholder	5,200	5,200
Accrued expenses	379,654	280,152
Current portion of promissory note	182,710	182,710
Due to affiliate	41,155	3,860

Total current liabilities	672,665	535,968

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	902,723	766,026

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 93,663,284 shares issued, and 73,663,284 shares outstanding	93,663	93,663
Additional paid-in capital	3,628,794	3,628,794
Accumulated deficit	(3,684,861)	(3,547,921)
Treasury stock	(380,300)	(380,300)

Total stockholders’ deficit	(342,704)	(205,764)

Total liabilities and stockholders’ deficit	$560,019	$560,262

See accompanying notes to the financial statements.

FORM 10-Q	MARCH 31, 2009

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues:	$--		$153,000

Costs of revenues:	90,315		90,315

Gross profit (loss)	(90,315)		62,685

Operating expenses:
Marketing, general and administrative	18,193		39,629

Total operating expenses	18,193		39,629

Income (loss) from operations	(108,508)		23,056

Interest expense	(10,965)		(6,837)
Equity in losses of Positron Corporation	(17,467)		(41,298)

Loss from continuing operations before income taxes	(136,940)		(25,079)

Income taxes	--		--

Loss from continuing operations	(136,940)		(25,079)

Income from discontinued operations	--		4,945

Net loss	$(136,940)	$	(20,134)

Income (loss) per share:
Basic and diluted:
From continuing operations	$(0.0019)	$	(0.0003)
From discontinued operations	$0.0000		$0.0001
Net loss	$(0.0019)	$	(0.0002)

Weighted average common shares:	73,663,284		93,663,284

See accompanying notes to the financial statements.

FORM 10-Q	MARCH 31, 2009

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Loss from continuing operations	$(136,940)	$(25,079)

Income from discontinued operations	--	4,945

Net loss	(136,940)	(20,134)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Depreciation expense	245	6,439
Loss on disposal of assets	2,925	--
Equity in losses of Positron Corporation	17,467	41,298
Majority interest in income of subsidiary	--	15,108
Changes in operating assets and liabilities:
Accounts receivable	--	9,153
Accounts payable and accrued liabilities	99,402	(29,357)

Net cash provided by (used in) operating activities	(16,901)	22,507

Cash flows from investing activities:
Note receivable to related party	--	(370,000)

Net cash used in investing activities	--	(370,000)

Cash flows from financing activities:
Advance from affiliate	16,155	--
Payments to affiliates	--	(4,990)
Payments of note payable	--	(34,927)
Preferred stock issued	--	370,000

Net cash provided by financing activities	16,155	330,083

Net decrease in cash	(746)	(17,410)

Cash at beginning of period	942	24,120

Cash at end of period	$196	$6,710

Supplemental cash flow information:
Interest paid	$--	$9,640
Income taxes paid	--	--

See accompanying notes to the financial statements.

FORM 10-Q	MARCH 31, 2009

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2008

On March 10, 2008 the Company consummated a Securities Purchase and Subscription Agreements with Solaris Opportunity Fund, L.P. (“Solaris”). Under the Agreement Solaris acquired 1,850,000 shares of the Registrant's Series A Convertible Preferred Stock for $700,000.  The preferred shares are convertible into a total of 37,000,000 shares of Imagin common stock.  At March 31, 2008, Solaris had paid the Company $300,000 for the preferred shares and owed the Company $400,000. The Company has recorded the amount owed as a reduction of stockholders’ equity at March 31, 2008.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the Agreement.  In addition, INP advised BIMC that it was seeking payment for certain inpatient scans that BIMC had requested it perform on behalf of BIMC patients and had failed to reimburse INP. .

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Position and Results of Operations” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s Form 10-K for the year ended December 31, 2008.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of significant accounting policies (which have not changed from December 31, 2008), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation and Nature of Operations

For the periods ended March 31, 2009 and 2008, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc. (a discontinued operation), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The adoption of SFAS No. 161 did not have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company does not expect the adoption of  FSP142-3 to have a material impact on the financial results of the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $3,684,861 and total stockholders’ deficit of $342,704 as of March 31, 2009.  The Company will need to raise additional capital to continue operations.

The Company has made a significant investment into the securities of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of March 31, 2009, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock.

While the Company is expending its best efforts to achieve its operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

NOTE 5.  MACHINE HELD FOR SALE

On December 31, 2008, INP advised Beth Israel Medical Center that it had breached the Equipment Lease Agreement (the “Agreement”) for certain positron emission tomography (“PET”) scanning cameras and related radiologic equipment (the “Equipment”), for failure to make certain payments under the Agreement (See Note 9). INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  Additionally, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  INP is seeking a purchaser for the Equipment or another business opportunity to implement the device.

On May 1, 2009, INP and Positron Corporation (“Positron”) executed a Bailment Agreement (the “Bailment”) whereby, INP shall provide the Equipment to Positron for the purpose of remanufacturing, reconditioning, remarketing and reselling.  Positron will take the Equipment subject to the perfected security interest of Cherry Creek Asset-Backed Income Fund II, LP (“Cherry Creek”) (See note 8). Pursuant to the terms of the Bailment, Positron is obligated to instruct any buyer of the Equipment to remit any payment to the Company’s legal counsel for disbursement to pay off the note due Cherry Creek pursuant to a letter agreement dated May, 1 2009 between INP and Cherry Creek.

The Equipment, which was previously reported as property and equipment, net of accumulated depreciation has been reclassified to a current asset as an asset being held for sale. The Company did not record depreciation related to the Equipment during the three months ended March 31, 2009. At March 31, 2009, the net book value of the Equipment was $179,983. Management believes that the full amount of the machine is recoverable and thus no reserve is required at March 31, 2009.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,2009	December 31,2008
Machinery and equipment	$--	$234,760
Computers and software	2,941	9,442
Subtotal	2,941	244,202
Less: accumulated depreciation	(2,941)	(61,049)
Total	$--	$183,153

NOTE 7.  INVESTMENT IN SECURITIES OF POSITRON CORPORATION

At March 31, 2009, the Company owned 4,000,000 shares of Positron Corporation’s common stock, representing 2.34% of the outstanding common stock, and 722,358 of Positron’s Series B Preferred Shares or approximately 11% of the class. The Company accounts for its investment in the securities of Positron Corporation under the equity method of accounting. Based on its percentage of ownership of Positron common stock, for the three months ended March 31, 2009 and 2008, the Company recorded equity in the losses of Positron of $17,467 and $41,298, respectively, reducing the carrying value of the Positron securities to $358,700 at March 31, 2009.  At March 31, 2009, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $96,000.  Management believes that the combined fair value of the common and the preferred exceeds the carrying value at March 31, 2009 and therefore the investment has not been impaired.

Summarized financial information for Positron for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues	$367,000	$426,000
Loss from operations	(527,000)	(1,486,000)
Net loss	(746,000)	(1,099,000)
Loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	170,733,440	106,428,000

March 31, 2009
Current assets	$1,099,000
Total assets	1,153,000
Current liabilities	7,334,000
Total liabilities	7,642,000
Stockholders’ deficit	(6,489,000)
Common shares outstanding	179,015,000

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of March 31, 2009 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	676,594,000
Convertible Series G Preferred Stock	10,539,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	60,588,000
Stock Options	19,425,000
1,767,603,000

NOTE 8.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, as amended the Company made a payment of $17,566 in November 2006 and is required to make 30 consecutive monthly installments of $11,142, including interest, commencing in July 2007.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of March 31, 2009 the principal balance of the promissory note is $182,710, all of which is included in current liabilities. Accrued interest on the outstanding balance was $20,512 at March 31, 2009.

The Company is in default pursuant to the terms of the promissory note. On March 16, 2009, Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts.  On May 1, 2009, the Company and Cherry Creek executed a letter agreement (the “Agreement”) whereby, Cherry Creek acknowledges that Positron Corporation, in its capacity as remarketing agent (see Note 5), has taken possession of the equipment, defined in Note 9, that collateralizes the note.  Pursuant to the terms of the Agreement, Positron shall instruct any buyer of the equipment to remit all payments to the Company’s legal counsel for disbursement to Cherry Creek for full payment of the note and all accrued interest.

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

INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein. On May 1, 2009,   INP executed a bailment agreement with Positron Corporation, the terms of which provide Positron with possession of the Equipment for the purpose of remanufacturing, reconditioning, remarketing and reselling.

NOTE 10. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2009, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $3,900,000, which expire in 2022 through 2028.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change of the Company’s common stock limits the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

Deferred income taxes consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Deferred tax assets
Net operating loss carryforwards	$1,322,000	$1,282,000
Accounts receivable allowance	17,000	17,000
Unrealized loss on investment impairment and equity in losses of Positron Corporation	418,000	412,000
	1,757,000	1,711,000
Valuation allowance	(1,757,000)	(1,711,000)
	$-	$-

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against this asset.

ITEM 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Relationship with Beth Israel Hospital

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

INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein. On May 1, 2009,   INP executed a bailment agreement with Positron Corporation, the terms of which provide Positron with possession of the Equipment for the purpose of remanufacturing, reconditioning, remarketing and reselling.

Comparison of the Results of Operations for the Three Months ended March 31, 2009 and 2008

During the three months ended March 31, 2009 the Company had a net loss of $136,940 compared to a net loss of $20,134 for the three months ended March 31, 2008.

The Company did not record any revenues for the three months ended March 31, 2009.  On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the lease agreement. The Company has ceased supplying rubidium required to perform the scans. Revenues for the three months ended March 31, 2008 were $153,000.

For the three months ended March 31, 2009 and 2008, costs of revenues were $90,315.  Under the terms of its agreement with its rubidium supplier, the Company was required give a 90 day notice prior to terminating the agreement. Consequently, the Company recorded an additional $90,315 of costs despite not recording any lease revenue.

Operating expenses were $18,193 and $39,629 for the three months ended March 31, 2009 and 2008, respectively. The decrease is attributable primarily to a decrease in consulting and professional fees.

Interest expense on notes payable was $10,965 and $6,837 for the three months ended March 31, 2009 and 2008, respectively.  The increase is due to interest accrued on the outstanding balance on the note due to Cherry Creek.  The Company did not make any principal payments during the three months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008, the Company recorded equity in the losses of Positron of $17,467 and $41,298, respectively.

Liquidity and Capital Resources

At March 31, 2009, the Company had current assets of   $201,319 and current liabilities of $672,665 compared to December 31, 2008 when the Company had current assets and current liabilities of $942 and $535,968, respectively.  The Company reclassified to a current asset, its PET scan machine that was being leased by BIMC.  The Company is currently seeking a buyer for the machine and has entered into a bailment agreement with Positron Corporation for that purpose.  The net book value of the machine included in current assets was $179,983 at March 31, 2009.  The increase in current liabilities is due primarily to the increase in accrued expenses due under the rubidium supply agreement.

Current liabilities at March 31, 2009 included the Cherry Creek note payable of $182,710. The Company is in default pursuant to the terms of the promissory note. On March 16, 2009 Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts.  On May 1, 2009, the Company and Cherry Creek executed a letter agreement (the “Agreement”) whereby, Cherry Creek acknowledges that Positron Corporation, in its capacity as remarketing agent, has taken possession of the equipment that collateralizes the note.  Pursuant to the terms of the Agreement, Positron shall instruct any buyer of the equipment to remit all payments to the Company’s legal counsel for disbursement to Cherry Creek for full payment of the note and all accrued interest.

Net cash used in operating activities during the three months ended March 31, 2009 was $16,901 compared to net cash provided by operating activities of $22,507 during the three months ended March 31, 2008.   No scans were performed at BIMC during the three months ended March 31, 2009 and therefore no revenue was recorded thus resulting in a decrease in cash provided.

The Company did not have any investing activities during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company used $370,000 in investing activities related to a related party note receivable.

Net cash provided by financing activities was $16,155 and $330,083 for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2008, the Company issued preferred stock for $370,000.

On March 31, 2009 the Company had an accumulated deficit of $3,684,861 and total stockholders’ deficit of $342,704.  The Company is dependent upon the sale or lease of its PET machine and additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

Effects of Inflation

The Registrant believes that the relatively low rate of inflation over the past few years has not had a significant impact on the Registrant's financial position or operating results.

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

ITEM 4. Controls And Procedures

Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2008. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hinsdale, State of Illinois on May 19, 2009.

Imagin Molecular Corporation

Date: May 19, 2008	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director
(principal executive officer)

Date: May 19, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

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