Form 10-Q
period 2009-06-30
IMAGIN MOLECULAR CORP
filed 2009-08-14
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-23873

IMAGIN MOLECULAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	13-4099008
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3 Grant Square, #315 Hinsdale, Illinois	60521
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (630) 230-8734

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
Yes ☐  No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	73,663,284

FORM 10-Q	JUNE 30, 2009

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2009

FORM 10-Q	JUNE 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009 (unaudited)	December 31, 2008
Current assets:
Cash	$26	$942
Due from affiliate	21,140	--
Machine held for sale	179,983	--

Total current assets	201,149	942

Property and equipment, net	--	183,153

Other assets:
Investment in securities of Positron Corporation	338,648	376,167

Total assets	$539,797	$560,262

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$63,946	$64,046
Advances from shareholder	5,200	5,200
Accrued expenses	624,830	280,152
Current portion of promissory note	182,710	182,710
Due to affiliate	50,364	3,860

Total current liabilities	927,050	535,968

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	1,157,108	766,026

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 94,443,284 shares issued, and 93,663,284 shares outstanding	94,443	93,663
Additional paid-in capital	3,667,014	3,628,794
Accumulated deficit	(3,998,468)	(3,547,921	) )
Treasury stock – 20,000,000 shares	(380,300)	(380,300)

Total stockholders’ deficit	(617,311)	(205,764)

Total liabilities and stockholders’ deficit	$539,797	$560,262

See accompanying notes to the financial statements.

FORM 10-Q	JUNE 30, 2009

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009		June 30, 2008

Revenues:	$--	$153,000		$--		$306,000

Costs of revenues:	--	90,315		90,315		180,630

Gross profit (loss)	--	62,685		(90,315)		125,370

Operating expenses:
Marketing, general and administrative	290,999	38,656		309,192		78,285

Total operating expenses	290,999	38,656		309,192		78,285

Income (loss) from operations	(290,999)	24,029		(399,508)		47,085

Interest income	--	23,896		--		23,896
Interest expense	(2,556)	(6,031)		(13,521)		(12,868)
Equity in losses of Positron Corporation	(20,052)	(69,513)		(37,519)		(110,811)

Total other income (expense)	(22,608)	(51,648)		(51,040)		(99,783)

Income (loss) from continuing operations before income taxes	(313,607)	(27,619)		((450,547)		(52,968)

Income taxes	--	--		--		--

Income (loss) from continuing operations	(313,607)	(27,619)		(450,547)		(52,698)

Income (loss) from discontinued operations	--	(167)		--		4,778

Net income (loss)	$(313,607)	$(27,786)		$(450,547)		$(47,920)

Earnings (Loss) Per Share:
Basic and diluted:
From continuing operations	$(0.0042)	$(0.0003)	$	(0.0061)	$	(0.0006)
From discontinued operations	$0.0000	$0.0000		$0.0000		$0.0001
Net income (loss)	$(0.0042)	$(0.0003)	$	(0.0061)	$	(0.0005)

Weighted average common shares:	73,937,570	93,663,284		73,801,185		93,663,284

See accompanying notes to the financial statement

FORM 10-Q	JUNE 30, 2009

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Loss from continuing operations	$(450,547)	$(52,698)

Income from discontinued operations	--	4,778

Net loss	(411,547)	(47,920)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Depreciation expense	245	12,878
Loss on disposal of assets	2,925	--
Equity in losses of Positron Corporation	37,519	110,811
Common stock issued for services	39,000
Majority interest in income of subsidiary		14,600
Changes in operating assets and liabilities:
Accounts receivable	--	15,747
Interest receivable		(23,896)
Accounts payable and accrued liabilities	344,578	(37,311)

Net cash provided by (used in) operating activities	(26,280)	44,909

Cash flows from investing activities:
Note receivable to related party	--	(835,000)

Net cash used in investing activities	--	(835,000)

Cash flows from financing activities:
Advance from affiliate	25,364	--
Payments to affiliates	--	(146,890)
Payments of note payable	--	(52,920)
Deposits for equity investment		200,000
Preferred stock issued	--	770,000

Net cash provided by financing activities	25,364	770,190

Net decrease in cash	(916)	(19,901)

Cash at beginning of period	942	24,120

Cash at end of period	$26	$4,219

Supplemental cash flow information:
Interest paid	$--	$13,931
Income taxes paid	--	--

See accompanying notes to the financial statements.

FORM 10-Q	JUNE 30, 2009

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2008

On March 10, 2008 the Company consummated a Securities Purchase and Subscription Agreements with Solaris  Opportunity Fund, L.P. (“Solaris”). Under the Agreement Solaris acquired 1,850,000 shares of the Registrant's Series A Convertible Preferred Stock for $700,000.  The preferred shares are convertible into a total of 37,000,000 shares of Imagin common stock.  At June 30, 2008, Solaris had paid the Company $300,000 for the preferred shares and owed the Company $400,000. The Company has recorded the amount owed as a reduction of stockholders’ equity at June 30, 2008.  On November 18, 2008, the Company, Solaris. Solaris Management, LLC and Positron Corporation  (“Positron”) executed and consummated a Securities Exchange Agreement whereby the Company transferred and assigned all of its rights title and interest to convertible promissory notes and pledged shares to Solaris in exchange for the return of 20,000,000 shares of the Company’s common stock and the Series A Preferred Stock, to be retired and cancelled and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to the Company by Solaris

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  Also in the first quarter 2009, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  In August, 2009, BIMC made payment for scans and services rendered in December 2008 in the amount of $51,000.  In April, 2009, INP entered into an executed agreement to sell the scanner with an unrelated third party.  However, the purchaser has not yet demanded delivery of the device.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the three month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Position and Results of Operations” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s Form 10-K for the year ended December 31, 2008.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of significant accounting policies (which have not changed from December 31, 2008), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation and Nature of Operations

For the periods ended June 30, 2009 and 2008, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc. (a discontinued operation), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended June 30, 2009. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through August 14, 2009, the date it filed this quarterly report on Form 10-Q.

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

NOTE 4.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $3,998,468 and total stockholders’ deficit of $617,311 as of June 30, 2009.  The Company will need to raise additional capital to continue operations.

The Company has made a significant investment into the securities of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of June 30, 2009, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock.

While the Company is expending its best efforts to achieve its operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

NOTE 5.  MACHINE HELD FOR SALE

On December 31, 2008, INP advised Beth Israel Medical Center that it had breached the Equipment Lease Agreement (the “Agreement”) for certain positron emission tomography (“PET”) scanning cameras and related radiologic equipment (the “Equipment”), for failure to make certain payments under the Agreement (See Note 9). INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  Additionally, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  In August, 2009, BIMC made payment for scans and services rendered in December 2008 in the amount of $51,000.

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

The Equipment, which was previously reported as property and equipment, net of accumulated depreciation has been reclassified to a current asset as an asset being held for sale. The Company did not record depreciation related to the Equipment during the six months ended June 30, 2009. At June 30, 2009, the net book value of the Equipment was $179,983. Management believes that the full amount of the machine is recoverable and thus no reserve is required at June 30, 2009.  INP has received an executed agreement to purchase the scanner for the purchase price of $_____.  However, the purchaser has not yet demanded delivery of the device.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,2009	December 31,2008
Machinery and equipment	$--	$234,760
Computers and software	2,941	9,442
Subtotal	2,941	244,202
Less: accumulated depreciation	(2,941)	(61,049)
Total	$--	$183,153

NOTE 7.  INVESTMENT IN SECURITIES OF POSITRON CORPORATION

At June 30, 2009, the Company owned 4,000,000 shares of Positron Corporation’s common stock, representing 2.34% of the outstanding common stock, and 722,358 of Positron’s Series B Preferred Shares or approximately 11% of the class. The Company accounts for its investment in the securities of Positron Corporation under the equity method of accounting. Based on its percentage of ownership of Positron common stock, for the three months ended June 30, 2009 and 2008, the Company recorded equity in the losses of Positron of $20,052 and $69,513, respectively.  For the six months ended June 30, 2009 and 2008, the Company recorded equity in the losses of Positron of $37,519 and $110,811, respectively, reducing the carrying value of the Positron securities to $338,648 at June 30, 2009.  At June 30, 2009, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $180,000.  Management believes that the combined fair value of the common and the preferred exceeds the carrying value at June 30, 2009 and therefore the investment has not been impaired.

Summarized financial information for Positron for the six months ended June 30, 2009 and 2008 follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues	$701,000	$1,193,000
Loss from operations	(1,373,000)	(2,225,000)
Net loss	(1,675,000)	(3,116,000)
Loss per share	$(0.009)	$(0.028)
Weighted average shares outstanding	185,402,000	111,251,000

June 30, 2009
Current assets	$1,079,000
Total assets	1,113,000
Current liabilities	7,407,000
Total liabilities	7,935,000
Stockholders’ deficit	(6,822,000)
Common shares outstanding	209,790,384

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of June 30, 2009 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	683,819,000
Convertible Series G Preferred Stock	6,939,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	131,838,000
Stock Options	19,425,000
1,842,478,000

NOTE 8.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, as amended the Company made a payment of $17,566 in November 2006 and is required to make 30 consecutive monthly installments of $11,142, including interest, commencing in July 2007.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation, for which the Company has granted Cherry Creek a security interest. As of June 30, 2009 the principal balance of the promissory note is $182,710, all of which is included in current liabilities. Accrued interest on the outstanding balance was $23,068 at June 30, 2009.

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

On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the Agreement.  In addition, INP advised BIMC that it was seeking payment of $188,700 for 102 inpatient scans that BIMC had requested it perform on behalf of BIMC patients and had failed to reimburse INP for.  Due to the uncertainty surrounding the reimbursement of the scans, the Company had either reserved against revenue amounts previously recorded or did not record these scans as revenue.  In August, 2009, BIMC made payment for scans and services rendered in December 2008 in the amount of $51,000.

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

NOTE 10. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of June 30, 2009, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $4,200,000, which expire in 2022 through 2028.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change of the Company’s common stock limits the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

Deferred income taxes consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Deferred tax assets
Net operating loss carryforwards	$1,409,000	$1,282,000
Accounts receivable allowance	17,000	17,000
Unrealized loss on investment impairment and equity in losses of Positron Corporation	425,000	412,000
	1,851,000	1,711,000
Valuation allowance	(1,851,000)	(1,711,000)
	$-	$-

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against the gross deferred tax asset.

NOTE 11. SUBSEQUENT EVENT

On August 14, 2009, the Company authorized the issuance of options to purchase 10,000,000 shares of its Common Stock to Corey Conn, its Chief Financial Officer, and Neil Sy, its Chairman, each. The Options are exercisable at the price of $0.015 per share and expire on December 31, 2014.

ITEM 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Relationship with Beth Israel Hospital

In May 2007, the Company’s wholly-owned subsidiary, INP and Beth Israel Medical Center (“BIMC”) executed an Equipment Lease Agreement (the “Agreement”) for certain positron emission tomography (“PET”) scanning cameras and related radiologic equipment (the “Equipment”).  Under the terms of the Agreement, BIMC will lease the equipment for use in its on site PET Lab where it performs PET scans on its patients.  The initial lease term was three (3) years commencing on June 4, 2007 (the “Effective Date”).

On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the Agreement.  In addition, INP advised BIMC that it was seeking payment of $188,700 for 102 inpatient scans that BIMC had requested it perform on behalf of BIMC patients and had failed to reimburse INP for.  Due to the uncertainty surrounding the reimbursement of the scans, the Company had either reserved against revenue amounts previously recorded or did not record these scans as revenue.  In August, 2009, BIMC made payment for scans and services rendered in December 2008 in the amount of $51,000.

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

Comparison of the Results of Operations for the Three Months ended June 30, 2009 and 2008

During the three months ended June 30, 2009 the Company had a net loss of $313,607 compared to a net loss of $27,786 for the three months ended June 30, 2008.

The Company did not record any revenues for the three months ended June 30, 2009.  On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the lease agreement. The Company has ceased supplying rubidium required to perform the scans. Revenues for the three months ended June 30, 2008 were $153,000.

In March 2009, the Company terminated the rubidium supply agreement. Under the terms of its agreement with its rubidium supplier, the Company was required give a 90 day notice prior to terminating the agreement. During the 90 day termination period the Company was required to continue its purchase of rubidium. The expense incurred subsequent to termination has been classified as an operating expense.  For the three months ended June 30, 2008, costs of revenues were $90,315, which represents its supply of rubidium through the termination date.

Operating expenses were $290,999 and $38,656 for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, operating expenses include approximately $180,000 of costs due pursuant to termination provisions under the Company’s rubidium supply agreement.  In prior periods, all rubidium cost were included as cost of revenues. During the three months ended June 30, 2009 the Company issued $39,000 of common stock for consulting services. Other operating costs incurred consisted primarily of professional fees.

Interest expense on notes payable was $2,556 and $6,031 for the three months ended June 30, 2009 and 2008, respectively.   The decrease is due to a decrease in the principal balance of the Cherry Creek loan.

For the three months ended June 30, 2009 and 2008, the Company recorded equity in the losses of Positron of $20,052 and $69,513, respectively.

Comparison of the Results of Operations for the Six Months ended June 30, 2009 and 2008

During the six months ended June 30, 2009 the Company had a net loss of $450,547 compared to a net loss of $47,920 for the six months ended June 30, 2008.

The Company did not record any revenues during the six months ended June 30, 2009.  On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the lease agreement. The Company has ceased supplying rubidium required to perform the scans. Revenues for the six months ended June 30, 2008 were $306,000.

For the six months ended June 30, 2009 and 2008, costs of revenues were $90,315 and $180,630.  Despite not performing any scans in 2009, the Company did incur the cost of the rubidium.  In March 2009, the Company terminated the rubidium supply agreement. Under the terms of its agreement with its rubidium supplier, the Company was required give a 90 day notice prior to terminating the agreement. During the 90 day termination period the Company was required to continue its purchase of rubidium. The expense incurred subsequent to termination has been classified as an operating expense.

Operating expenses were $309,192 and $78,285 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, operating expenses include approximately $180,000 of costs due pursuant to termination provisions under the Company’s rubidium supply agreement.  In prior periods, all rubidium cost were included as cost of revenues. During the six months ended June 30, 2009, the Company issued $39,000 of common stock for consulting services. Operating costs incurred consisted primarily of professional fees which approximated $51,000 and $57,000 during the six months ended June 30, 2009 and 2008, respectively.

Interest expense on notes payable was $13,521 and $12,868 for the six months ended June 30, 2009 and 2008, respectively.  The increase is due to interest accrued on the outstanding balance on the note due to Cherry Creek.  The Company did not make any principal payments during the six months ended June 30, 2009.

For the six months ended June 30, 2009 and 2008, the Company recorded equity in the losses of Positron of $37,519 and $110,811, respectively.

Liquidity and Capital Resources

At June 30, 2009, the Company had current assets of   $201,149 and current liabilities of $927,050 compared to December 31, 2008 when the Company had current assets and current liabilities of $942 and $535,968, respectively.  The Company reclassified to a current asset, its PET scan machine that was being leased by BIMC.  The Company is currently seeking a buyer for the machine and has entered into a bailment agreement with Positron Corporation for that purpose.  The net book value of the machine included in current assets was $179,983 at June 30, 2009.  The increase in current liabilities is due primarily to the increase in accrued expenses due under the rubidium supply agreement.

Current liabilities at June 30, 2009 included the Cherry Creek note payable of $182,710. The Company is in default pursuant to the terms of the promissory note. On March 16, 2009 Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts.  On May 1, 2009, the Company and Cherry Creek executed a letter agreement (the “Agreement”) whereby, Cherry Creek acknowledges that Positron Corporation, in its capacity as remarketing agent, has taken possession of the equipment that collateralizes the note.  Pursuant to the terms of the Agreement, Positron shall instruct any buyer of the equipment to remit all payments to the Company’s legal counsel for disbursement to Cherry Creek for full payment of the note and all accrued interest.

Net cash used in operating activities during the six months ended June 30, 2009 was $26,280 compared to net cash provided by operating activities of $44,909 during the six months ended June 30, 2008.   No scans were performed at BIMC during the six months ended June 30, 2009 and therefore no revenue was recorded thus resulting in a decrease in cash provided.

The Company did not have any investing activities during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company used $835,000 in investing activities related to a related party note receivable.

Net cash provided by financing activities was $25,364 and $770,190 for the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2008, the Company issued preferred stock for $770,000.

On June 30, 2009 the Company had an accumulated deficit of $3,959,468 and total stockholders’ deficit of $617,311.  The Company is dependent upon the sale or lease of its PET machine and additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q	SEPTEMBER 30, 2008

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5. Other Information

On August 14, 2009, the Company authorized the issuance of options to purchase 10,000,000 shares of its Common Stock to Corey Conn, its Chief Financial Officer, and Neil Sy, its Chairman, each. The Options are exercisable at the price of $0.015 per share and expire on December 31, 2014.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hinsdale, State of Illinois on August 14, 2009.

Imagin Molecular Corporation

Date: August 14, 2009	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director
(principal executive officer)

Date: August 14, 2009	/s/ Corey N. Conn
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