Form 10-Q
period 2009-09-30
IMAGIN MOLECULAR CORP
filed 2009-11-16
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	74,443,284

FORM 10-Q	SEPTEMBER 30, 2009

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

FORM 10-Q	SEPTEMBER 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009 (unaudited)	December 31, 2008
Current assets:
Cash	$137	$942
Due from affiliate	21,140	--
Machine held for sale	179,983	--

Total current assets	201,260	942

Property and equipment, net	--	183,153

Other assets:
Investment in securities of Positron Corporation	317,717	376,167

Total assets	$518,977	$560,262

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$51,337	$64,046
Advances from shareholder	5,200	5,200
Accrued expenses	571,053	280,152
Current portion of promissory note	182,710	182,710
Due to affiliate	50,364	3,860

Total current liabilities	860,664	535,968

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	1,090,722	766,026

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 74,443,284 and 93,663,284 shares outstanding	74,443	93,663
Additional paid-in capital	4,106,714	3,628,794
Accumulated deficit	(4,752,902)	(3,547,921	) )
Treasury stock	--	(380,300)

Total stockholders’ deficit	(571,745)	(205,764)

Total liabilities and stockholders’ deficit	$518,977	$560,262

See accompanying notes to the financial statements.

FORM 10-Q	SEPTEMBER 30, 2009

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues:	$--	$154,045	$--	$460,045

Costs of revenues:	--	90,315	90,315	270,945

Gross profit (loss)	--	63,730	(90,315)	189,100

Operating expenses:
Marketing, general and administrative	746,281	17,232	1,052,548	95,517

Total operating expenses	746,281	17,232	1,052,548	95,517

Income (loss) from operations	(746,281)	46,498	(1,142,863)	93,583

Miscellaneous or other income	14,399	43,979	11,474	67,875
Interest expense	(1,621)	(5,201)	(15,142)	(18,069)
Equity in losses of Positron Corporation	(20,931)	(6,345)	(58,450)	(117,156)

Total other income (expense)	(8,153)	32,433	(62,118)	(67,350)

Income (loss) from continuing operations before income taxes	(754,434)	78,931	(1,204,981)	26,233

Income taxes	--	--	--	--

Income (loss) from continuing operations	(754,434)	78,931	(1,204,981)	26,233

Income (loss) from discontinued operations	--	(188)	--	4,590

Net income (loss)	$(754,434)	$78,743	$(1,204,981)	$30,823

Earnings (Loss) Per Share:
Basic:
From continuing operations	$(0.0101)	$0.0008	$(0.0163)	$0.0003
From discontinued operations	$0.0000	$0.0000	$0.0000	$0.0000
Net income (loss)	$(0.0101)	$0.0008	$(0.0163)	$0.0003
Diluted:
From continuing operations	$(0.0101)	$0.0004	$(0.0163)	$0.0002
From discontinued operations	$0.0000	$0.0000	$0.0000	$0.0000
Net income (loss)	$(0.0101)	$0.0004	$(0.0163)	$0.0002

Weighted Average Common Shares:
Basic:	74,443,284	93,663,284	74,017,570	93,663,284
Diluted:	74,443,284	181,413,284	74,017,570	171,603,065

See accompanying notes to the financial statement

FORM 10-Q	SEPTEMBER 30, 2009

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Income (loss) from continuing operations	$(1,204,981)	$26,233

Income from discontinued operations	--	4,590

Net income (loss)	(1,204,981)	30,823
Adjustment to reconcile net income (loss) to net cash provided by (used) in operating activities
Depreciation expense	245	19,317
Stock based compensation	839,000	--
Equity in losses of Positron Corporation	58,450	117,156
Loss on disposal of assets	2,925	--
Majority interest in income of subsidiary		14,025
Changes in operating assets and liabilities:
Accounts receivable	--	69,422
Interest receivable	--	(67,875)
Accounts payable and accrued liabilities	278,192	(33,838)

Net cash provided by (used in) operating activities	(26,169)	149,030

Cash flows from investing activities:
Note receivable to related party	--	(835,000)

Net cash used in investing activities	--	(835,000)

Cash flows from financing activities:
Advance from affiliate	25,364	--
Payments to affiliates	--	(191,890)
Payments of note payable	--	(62,051)
Deposits for equity investment	--	200,000
Preferred stock issued	--	770,000

Net cash provided by financing activities	25,364	716,059

Net increase (decrease) in cash	(805)	30,089

Cash at beginning of period	942	24,120

Cash at end of period	$137	$54,209

Supplemental cash flow information:
Interest paid	$--	$15,942
Income taxes paid	--	--

See accompanying notes to the financial statements.

FORM 10-Q	SEPTEMBER 30, 2009

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplementary Schedule of Noncash Transactions
2009

On July 7, 2009, the Company returned 20,000,000 shares of treasury stock to unissued shares reducing common stock $20,000 and additional paid in capital by $360,300.

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

In 2005 Imagin’s Board of Director’s resolved to change the Company’s principal operations from multimedia encryption technology to positron emission tomography and medical imaging. Operations began in the second quarter of 2006 and the Company no longer operated in the development stage. On March 20, 2007, the Company’s Board of Directors authorized the spin-off of Cipher to the Company’s Shareholders of record on March 26, 2007. Solely from an accounting perspective, the results of Cipher are presented as discontinued operations in the Company’s consolidated statements of operations and cash flows.  See Positron Acquisition Corp. and Imagin Nuclear Partners discussions below.

Positron Acquisition Corp.

On April 19, 2005, the Company organized a wholly owned subsidiary, under the laws of the state of Nevada, named Positron Acquisition Corp. (“PAC”).  Imagin’s original intent to create PAC was to acquire controlling interest in Positron Corporation (“Positron”), a publicly owned Texas corporation.

The Company holds 722,358 shares of Positron Corporation Series B Preferred Stock and  4,000,000 shares of the Positron Common Stock.

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

INP also asserted other claims in the aggregate amount of $318,144 and subsequently ceased supplying rubidium to BIMC thereafter.  Also in the first quarter 2009, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  In August 2009, BIMC made payment for scans and services rendered in December 2008 in the amount of $51,000.  In November 2009, INP sold the scanner to Positron Corporation which sold it to an unrelated third party –see note 5

NOTE 2.  BASIS OF PRESENTATION

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Position and Results of Operations” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s Form 10-K for the year ended December 31, 2008.

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgements that can be subjective and complex and consequently actual results may differ from these estimates.

All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of significant accounting policies (which have not changed from December 31, 2008), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation and Nature of Operations

For the periods ended September 30, 2009 and 2008, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc. (a discontinued operation from an accounting perspective), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

Subsequent Events

The Company has evaluated subsequent events through November 16, 2009, the date it filed this quarterly report on Form 10-Q.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP. FASB Accounting Standards Codification (“Codification”) is to become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Guidance reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The guidance is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

In April 2008, the FASB issued new accounting guidance on determining the useful life of intangible assets. This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and adds certain disclosures for an entity’s accounting policy regarding treatment of the costs, period of extension, and total costs incurred.  This guidance was applied prospectively to intangible assets acquired after January 1, 2009 and has not had a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $4,752,902 and total stockholders’ deficit of $571,745 as of September 30, 2009.  The Company will need to raise additional capital to continue operations.

The Company has made a significant investment into the securities of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of September 30, 2009, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock.

While the Company is expending its best efforts to achieve its operating goals, there is no assurance that such activity will generate sufficient funds to accomplish its business purpose, or that the Company’s business plan will be successful. Furthermore, there can be no assurance that amounts invested in and advanced to Positron Corporation will ever be realized.

NOTE 5.  SALE OF EQUIPMENT

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

The Equipment, which was previously reported as property and equipment, net of accumulated depreciation has been reclassified to a current asset as an asset being held for sale. The Company did not record depreciation related to the Equipment during the nine months ended September 30, 2009. At September 30, 2009, the net book value of the Equipment was $179,983. In November 2009, the Company sold the machine to Positron and satisfied its obligation to Cherry Creek. Positron subsequently sold the machine to an unrelated third party.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,2009	December 31,2008
Machinery and equipment	$--	$234,760
Computers and software	2,941	9,442
Subtotal	2,941	244,202
Less: accumulated depreciation	(2,941)	(61,049)
Total	$--	$183,153

NOTE 7.  INVESTMENT IN SECURITIES OF POSITRON CORPORATION

At September 30, 2009, the Company owned 4,000,000 shares of Positron Corporation’s common stock, representing 2.34% of the outstanding common stock, and 722,358 of Positron’s Series B Preferred Shares or approximately 11% of the class. The Company accounts for its investment in the securities of Positron Corporation under the equity method of accounting. Based on its percentage of ownership of Positron common stock, for the three months ended September 30, 2009 and 2008, the Company recorded equity in the losses of Positron of $20,931 and $6,345, respectively.  For the nine months ended September 30, 2009 and 2008, the Company recorded equity in the losses of Positron of $58,450 and $117,156, respectively, reducing the carrying value of the Positron securities to $317,717 at September 30, 2009.  At September 30, 2009, the Company’s 4,000,000 shares of Positron’s common stock had an aggregate market value of $280,000.  Management believes that the combined fair value of the common and the preferred exceeds the carrying value at September 30, 2009 and therefore the investment has not been impaired.

Summarized financial information for Positron for the nine months ended September 30, 2009 and 2008 follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues	$889,000	$1,577,000
Loss from operations	(2,368,000)	(3,124,000)
Net loss	(2,664,000)	(3,381,000)
Loss per share	$(0.014)	$(0.030)
Weighted average shares outstanding	198,935,000	126,357,,000

September 30, 2009
Current assets	$1,290,000
Total assets	1,323,000
Current liabilities	7,212,000
Total liabilities	7,651,000
Stockholders’ deficit	(6,328,000)
Common shares outstanding	250,623,684

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of September 30, 2009 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	716,822,000
Convertible Series G Preferred Stock	6,939,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	149,338,000
Stock Options	24,675,000
1,898,231,000

NOTE 8.  NOTES PAYABLE

On September 11, 2006, the Company issued a 12% secured promissory note to Cherry Creek Capital Partners (“Cherry Creek”), an unrelated party, in the amount of $300,000.  Pursuant to the terms of the note, commencing on October 1, 2006, as amended the Company made a payment of $17,566 in November 2006 and is required to make 30 consecutive monthly installments of $11,142, including interest, commencing in July 2007.  A final payment of all outstanding principal and accrued interest is due and payable on March 10, 2010.   The promissory note is secured by certain assets of the Company including 4,000,000 shares of common stock of Positron Corporation ("Positron"), for which the Company has granted Cherry Creek a security interest. As of September 30, 2009 the principal balance of the promissory note is $182,710, all of which is included in current liabilities. Accrued interest on the outstanding balance was $23,068 at September 30, 2009.

The Company defaulted on the terms of the promissory note. On March 16, 2009, Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts.  On May 1, 2009, the Company and Cherry Creek executed a letter agreement (the “Agreement”) whereby, Cherry Creek acknowledged that Positron Corporation, in its capacity as remarketing agent (see Note 5), has taken possession of the equipment, defined in Note 9, that collateralizes the note.  Pursuant to the terms of the Agreement, Positron shall instruct any buyer of the equipment to remit all payments to the Company’s legal counsel for disbursement to Cherry Creek for full payment of the note and all accrued interest. In November 2009, the Company sold the machine to Positron and satisfied its obligation to Cherry Creek. Positron subsequently sold the machine to an unrelated third party.

NOTE 9. EQUIPMENT LEASE AGREEMENT

In May 2007, the Company’s wholly-owned subsidiary, INP and Beth Israel Medical Center (“BIMC”) executed an Equipment Lease Agreement (the “Agreement”) for certain positron emission tomography (“PET”) scanning cameras and related radiologic equipment (the “Equipment”).  Under the terms of the Agreement, BIMC leased the equipment for use in its on site PET Lab where it performs PET scans on its patients.  The initial lease term was three (3) years commencing on June 4, 2007 (the “Effective Date”).

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

INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein. On May 1, 2009,   INP executed a bailment agreement with Positron Corporation, the terms of which provide Positron with possession of the Equipment for the purpose of remanufacturing, reconditioning, remarketing and reselling. In November 2009, the Company sold the machine to Positron and satisfied its obligation to Cherry Creek. Positron subsequently sold the machine to an unrelated third party.

NOTE 10. STOCK OPTIONS

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the nine months ended September 30, 2009 was determined using the following assumptions:

Expected life (years)	5
Risk free rate of return	2.375%
Dividend yield	0
Expected volatility	547%

On August 14, 2009, the Company granted 20,000,000 stock options to employees and board members at an exercise price of $0.015 per share. For the three and nine months ended September 30, 2009 the Company recorded compensation expense of $800,000 related to stock option grants.

NOTE 11. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2009, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $4,200,000, which expire in 2022 through 2028.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change of the Company’s common stock limits the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

Deferred income taxes consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Deferred tax assets
Net operating loss carryforwards	$1,417,000	$1,282,000
Accounts receivable allowance	--	17,000
Stock option compensation	272,000	--
Unrealized loss on investment impairment and equity in losses of Positron Corporation	432,000	412,000
	2,121,000	1,711,000
Valuation allowance	(2,121,000)	(1,711,000)
	$-	$-

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against the gross deferred tax asset.

ITEM 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

Relationship with Beth Israel Hospital

In May 2007, the Company’s wholly-owned subsidiary, INP and Beth Israel Medical Center (“BIMC”) executed an Equipment Lease Agreement (the “Agreement”) for certain positron emission tomography (“PET”) scanning cameras and related radiologic equipment (the “Equipment”).  Under the terms of the Agreement, BIMC leased the equipment for use in its on site PET Lab where it performs PET scans on its patients.  The initial lease term was three (3) years commencing on June 4, 2007 (the “Effective Date”).

On December 31, 2008, INP advised BIMC that it had breached the Agreement for failure to make certain payments under the Agreement.  In addition, INP advised BIMC that it was seeking payment of $188,700 for 102 inpatient scans that BIMC had requested it perform on behalf of BIMC patients and had failed to reimburse INP for.  Due to the uncertainty surrounding the reimbursement of the scans, the Company had either reserved against revenue amounts previously recorded or did not record these scans as revenue.  In August 2009, BIMC made payment for scans and services rendered in December 2008 in the amount of $51,000 which had been previously reserved. In November 2009, the Company sold the machine to Positron Corporation. Positron Corporation subsequently sold the machine to an unrelated third party.

Comparison of the Results of Operations for the Three Months ended September 30, 2009 and 2008

During the three months ended September 30, 2009 the Company had a net loss of $754,434 compared to net income of $78,743 for the three months ended September 30, 2008.

The Company did not record any revenues for the three months ended September 30, 2009.  The Company has subsequently removed and sold the scanner. Revenues for the three months ended September 30, 2008 were $154,045. The decrease in revenue was due to the termination of the Company’s relationship with Beth Israel Medical Center.

In March 2009, the Company terminated the rubidium supply agreement. Under the terms of its agreement with its rubidium supplier, the Company was required give a 90 day notice prior to terminating the agreement. During the 90 day termination period the Company was required to continue its purchase of rubidium. The 90 day period expired in June 2009 and therefore no additional was recorded for the three months ended September 30, 2009.  For the three months ended September 30, 2008, costs of revenues were $90,315, which represents its supply of rubidium.

Operating expenses were $746,281 and $17,232 for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, operating expenses include approximately $800,000 of compensation expense related to the issuance of 20,000,000 stock options to certain employees and directors. Operating expenses also include a $51,000 recovery of bad debts as well as the reversal of over accrual amounts for previously recorded general and administrative expenses.

Interest expense on notes payable was $1,621 and $5,201 for the three months ended September 30, 2009 and 2008, respectively.   The interest is on the principal balance of the Cherry Creek loan. The Company also recorded miscellaneous income of $14,400  for certain debt forgiveness on the Cherry Creek note.

For the three months ended September 30, 2009 and 2008, the Company recorded equity in the losses of Positron of $20,931 and $6345, respectively.

Comparison of the Results of Operations for the Nine Months ended September 30, 2009 and 2008

During the nine months ended September 30, 2009 the Company had a net loss of $1,204,981 compared to net income of $30,823 for the nine months ended September 30, 2008.

The Company did not record any revenues during the nine months ended September 30, 2009.  Revenues for the nine months ended September 30, 2008 were $460,045. The decrease in revenue was due to the termination of the Company’s relationship with Beth Israel Medical Center.

For the nine months ended September 30, 2009 and 2008, costs of revenues were $90,315 and $270,945.  Despite not performing any scans in 2009, the Company did incur the cost of the rubidium.  In March 2009, the Company terminated the rubidium supply agreement. Under the terms of its agreement with its rubidium supplier, the Company was required give a 90 day notice prior to terminating the agreement. During the 90 day termination period the Company was required to continue its purchase of rubidium. The expense incurred subsequent to termination has been classified as an operating expense.

Operating expenses were $1,052,548 and $95,517 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, operating expenses include approximately $180,000 of costs due pursuant to termination provisions under the Company’s rubidium supply agreement.  In prior periods, all rubidium cost were included as cost of revenues. Additionally, operating expenses include approximately $800,000 of compensation expense related to the issuance of 20,000,000 stock options to certain employees and directors. Other operating costs incurred consisted primarily of professional fees.

Interest expense on notes payable was $15,142 and $18,069 for the six months ended September 30, 2009 and 2008, respectively.  The interest accrued is on the outstanding balance on the note due to Cherry Creek.  The Company did not make any principal payments during the nine months ended September 30, 2009. The Company also recorded miscellaneous income of $14,400  for certain debt forgiveness on the Cherry Creek note. The note obligation was settled in full in November 2009.

For the nine months ended September 30, 2009 and 2008, the Company recorded equity in the losses of  $58,450 and $117,156, respectively.

Liquidity and Capital Resources

At September 30, 2009, the Company had current assets of   $201,260 and current liabilities of $860,664 compared to December 31, 2008 when the Company had current assets and current liabilities of $942 and $535,968, respectively.  The Company reclassified to a current asset, its PET scan machine that was being leased by BIMC.  The net book value of the machine included in current assets was $179,983 at September 30, 2009.  In November 2009, the Company sold the machine to an unrelated third party for $350,000. The increase in current liabilities is due primarily to the increase in accrued expenses due under the rubidium supply agreement.

Current liabilities at September 30, 2009 included the Cherry Creek note payable of $182,710. On March 16, 2009 Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts.  On May 1, 2009, the Company and Cherry Creek executed a letter agreement (the “Agreement”) whereby, Cherry Creek acknowledged that Positron Corporation, in its capacity as remarketing agent, has taken possession of the equipment that collateralizes the note.  Pursuant to the terms of the Agreement, Positron would instruct any buyer of the equipment to remit all payments to the Company’s legal counsel for disbursement to Cherry Creek for full payment of the note and all accrued interest.  In November 2009, the equipment was sold and the note to Cherry Creek was satisfied in full.

Net cash used in operating activities during the nine months ended September 30, 2009 was $26,169 compared to net cash provided by operating activities of $149,030 during the nine months ended September 30, 2008.   No scans were performed at BIMC during the nine months ended September 30, 2009 and therefore no revenue was recorded thus resulting in a decrease in cash provided.

The Company did not have any investing activities during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company used $835,000 in investing activities related to a related party note receivable.

Net cash provided by financing activities was $25,364 and $716,059 for the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2008, the Company issued preferred stock for $770,000.

On September 30, 2009 the Company had an accumulated deficit of $4,752,902 and total stockholders’ deficit of $571,745.  The Company is dependent upon the sale or lease of its PET machine (subsequently sold in November 2009) and additional debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate.

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

ITEM 4. Controls And Procedures

Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s chief executive and financial officer have determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2008. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hinsdale, State of Illinois on November 16, 2009.

Imagin Molecular Corporation

Date: November 16, 2009	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director
(principal executive officer)

Date: November 16, 2009	/s/ Corey N. Conn
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