Form 10-K
period 2009-12-31
IMAGIN MOLECULAR CORP
filed 2010-04-15
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission file number 0-23873

IMAGIN MOLECULAR CORPORATION
(Exact Name of Registrant in its Charter)

Delaware	13-4099008
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Grant Square, #315, Hinsdale, IL 60521
(Address of principal executive offices   (Zip Code)

(630) 230-8734
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐       No    ☒

Registrant's revenues for its most recent fiscal year: $0.

Market value of Common stock held by non-affiliates at June 30, 2009:  $1,804,070.

Shares of Common Stock outstanding at April 15, 2010: 75,000,000 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Imagin Molecular Corporation (the “Company” or “Imagin”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. For those statements, we claim the protection of the safe harbor for forward looking statements contained in the U.S. Private Securities Litigation Reform Act of 1995.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: inability to retain or grow our business due to lack of capital funding; change in customer demand; uncertainties relating to our ability to increase our market share; the existence and likelihood of strategic acquisitions and our ability to timely develop and market new products or services that will be accepted by the market.

Although these forward looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Except as required by applicable law, we disclaim any intention  or obligation to update or revise any forward looking statements, whether as a result  of new information, future events or otherwise. You should read this Annual Report and other documents, if any, that we incorporate by reference with the understanding that actual future results may be materially different from what we expect. All forward looking statements attributable to us are expressly qualified by these cautionary statements.

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

Through its wholly-owned subsidiary, Imagin Nuclear Partners Corporation, the Company utilizes Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to lease their system to aid in the diagnosis and treatment of patients with coronary artery disease as well as those who are at risk of developing coronary heart disease. The Company will attempt to establish heart health centers to provide imaging technology for the diagnosis and non-invasive management of coronary artery disease. The Company plans to use PET perfusion imaging and vigorous risk factor modification programs to diagnose and guide the management of patients with coronary artery disease. This program is aimed at the regression of coronary atherosclerosis and stabilization of plaque to prevent the clinical events of myocardial infarction, sudden death and unstable coronary syndromes requiring invasive intervention (PTCA or bypass surgery). To achieve such objectives the Company would need to raise a significant amount of working capital.

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

Studies have shown that the utilization of PET imaging technology is a cost-effective approach to the diagnosis of coronary artery disease when compared to the cost of utilizing traditional imaging technology and invasive procedures.. The Company believes with PET technology being offered at more economical prices compared to the less accurate, less expensive, routinely used, diagnostic exam of Single Photon Emission Computed Tomography (SPECT) that the barriers to entry may be significantly reduced leading to an increased utilization.

INP does not have a current center for these services, having terminated its operations located at Beth Israel Medical Center in the First Quarter 2009.

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

Sales and Marketing

To fulfill its business plan Imagin Nuclear Partners will approach physicians who primarily see Medicaid patients to solicit referrals. Medicaid physicians are not routinely solicited for referrals due to the traditional low fees associated. Imagin Nuclear Partners believes that the Medicaid population will result in a significant portion of their monthly volume.  Imagin Nuclear Partners hopes to solicit large self insured companies and present the GM report with real patient data to justify the increased use of PET along with Coronary Disease Reversal. To achieve such objectives  the Company would need to raise a significant amount of working capital.

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

Customers

Customers for our imaging operations would be patients of the medical centers with whom we intend to conduct our business either through joint ventures or equity ownership.

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

EMPLOYEES

On March 31, 2010, the Company had two officers who dedicate part time services.

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

ITEM 2. PROPERTIES

We neither rent nor own any properties. We utilize the office space and equipment of our executive officers at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately November 1996, the Company’s common stock, its only class of trading equity securities, has been traded on the NASD OTC Bulletin Board (“OTCBB”) under the symbol "IMGM.OB". The following table sets forth the range of high and low reported closing sales prices for the Company’s common stock for each fiscal quarter for the past two fiscal years as reported by the OTCBB.  These quotations reflect interdealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2008	High Bid	Low Bid

Fourth Quarter	.08	.01
Third Quarter	.08	.05
Second Quarter	.10	.05
First Quarter	.09	.04

Year Ended December 31, 2009	High Bid	Low Bid

Fourth Quarter	.09	.01
Third Quarter	.05	.02
Second Quarter	.06	.03
First Quarter	.08	.02

(b) Holders

As of December 31, 2009, we had 74,443,284 shares of Common Stock outstanding, held by approximately 1,163 holders of record.

Series A Preferred

As of December 31, 2009 no shares of Series A Preferred were outstanding.

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

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended December 31, 2009 and 2008. There are no restrictions on the Registrant's present or future ability to pay dividends.

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

ITEM 5. SELECTED FINANCIAL DATA

Not applicable

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

The Company’s  wholly owned subsidiary, Imagin Nuclear Partners Corporation, a New York corporation (“INP”),  provides Positron Emission Tomography myocardial perfusion imaging technology (“PET” or “PET imaging technology”) and related technical and educational services to diagnose and treat patients with coronary artery disease and patients who are at risk of developing coronary heart disease. Imagin Nuclear Partners Corporation is headquartered in Niagara, New York.

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

Sale of Asset and Debt Settlement

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

On May 1, 2009, INP and Positron Corporation (“Positron”) executed a Bailment Agreement (the “Bailment”) whereby,
INP shall provide the Equipment to Positron for the purpose of remanufacturing, reconditioning, remarketing and reselling.  Positron will take the Equipment subject to the perfected security interest of Cherry Creek Asset-Backed Income Fund II, LP (“Cherry Creek”) (See note 8). Pursuant to the terms of the Bailment, Positron is obligated to instruct any buyer of the Equipment to remit any payment to the Company’s legal counsel for disbursement to pay off the note due Cherry Creek pursuant to a letter agreement dated May 1, 2009 between INP and Cherry Creek.

In October 2009, Positron sold the Equipment. The Company recorded a sale of the Equipment to Positron in the amount of $245,000 and a gain on the sale of the asset of $65,017. At the time of the sale, the Equipment had a book value of $179,983.

Results of Operations

For the years ended December 31, 2009 and 2008, the Company had net losses of $1,222,239 and $930,529, respectively.

Revenues – The Company did not record any revenues during the year ended December 31, 2009.  Revenues for the year ended December 31, 2008 were $613,045. The decrease in revenue was due to the termination of the Company’s relationship with Beth Israel Medical Center.

For the years ended December 31, 2009 and 2008, costs of revenues were $90,315 and $424,025.  Despite not performing any scans in 2009, the Company did incur the cost of the rubidium.  In March 2009, the Company terminated the rubidium supply agreement. Under the terms of its agreement with its rubidium supplier, the Company was required give a 90 day notice prior to terminating the agreement. During the 90 day termination period the Company was required to continue its purchase of rubidium. The expense incurred subsequent to termination has been classified as an operating expense.

Operating Expenses – Operating expenses were $1,103,879 and $177,093 for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, operating expenses include approximately $180,000 of costs due pursuant to termination provisions under the Company’s rubidium supply agreement.  In prior periods, all rubidium cost were included as cost of revenues. Additionally, operating expenses include approximately $800,000 of compensation expense related to the issuance of 20,000,000 stock options to certain employees and directors. Other operating costs incurred consisted primarily of professional fees.

Other Income (Expense) - Interest expense on notes payable was $15,142 and $22,413 for the years ended December 31, 2009 and 2008, respectively.  The interest accrued is on the outstanding balance on the note due to Cherry Creek.  In October 2009, the Company paid off the note due to Cherry Creek for a settlement amount of $193,000.  The Company recorded miscellaneous income of $14,400, the difference between the recorded obligation including accrued interest, and the settlement amount.

The Company accounts for it’s investment in the securities of Positron Corporation securities using the equity method of accounting. .  For the years ended December 31, 2009 and 2008 the Company recorded equity in the losses of Positron of $89,394 and $258,351, respectively.

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

During the year ended December 31, 2009, the Company recorded a gain on the sale of the PET system that was previously in operation at the Beth Israel facility. Pursuant to the terms of a bailment agreement, in October 2009, the Company sold the asset to Positron Corporation after Positron found an independent third party to purchase the asset.  The Company recorded a gain on the sale of approximately $65,000, which is included in other income.

Liquidity and capital resources

At December 31, 2009, the Company had current assets of $140 and current liabilities of $640,298 compared to December 31, 2008 when the Company had current assets and current liabilities of $942 and $535,968, respectively.  Cash and cash equivalents at December 31, 2009 were $140.  The Company’s investment in the securities of Positron decreased to $286,773 at December 31, 2009 from $376,167 at December 31, 2008 as a result of recording its proportionate share of Positron losses under the equity method of accounting.

Current liabilities at December 31, 2009 include accounts payable and accrued liabilities of $611,074 and $29,224 due to Positron Corporation. Accrued expenses include $527,000 due to the former supplier of the rubidium used to perform the scans with the PET system at Beth Israel. In October 2009, the Company paid off the note payable and accrued interest due Cherry Creek Partners.

During the year ended December 31, 2009, the Company used net cash in operations of $88,816 compared to net cash provided by operating activities of $273,761 for the year ended December 31, 2008.  The Company did not record any revenues for the year ended December 31, 2009.

The Company had net cash provided by investing activities of $245,000 for the year ended December 31, 2009, all coming from the sale of the PET system to Positron Corporation. The Company used $902,875 in cash in investing activities related to the notes receivable due from Positron Corporation during the year ended December 31, 2008.

Net cash used in financing activities for the year ended December 31, 2009 was $156,986. The Company used proceeds from the sale of the PET system to pay off the balance of $182,710 owed to Cherry Creek Partners for a note payable. Additionally, the Company received advances from Positron Corporation approximating $25,000 during the current year. Net cash provided by financing activities during the year ended December 31, 2008 was $605,936 which included a total of $970,000 in equity investments and advances made by Solaris Opportunity Fund (“Solaris”), a related party. Financing activities also includes approximately $71,000 of payments to Cherry Creek against the note payable and repayment of amounts borrowed from affiliates of approximately $293,000.

On December 31, 2009, the Company had an accumulated deficit of $4,770,160 and total stockholders’ deficit of $583,443.  The Company is dependent upon raising additional debt or equity financings to resolve its liquidity issues and allow it to continue to operate as a going concern.  As discussed above, our audited financial statements at December 31, 2009, expressed substantial doubt about our ability to continue as a “going concern”. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, and strategic alliances. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2009, virtually all of our financing has been through private placements of common stock and loans by our executive officer. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the foreseeable future. Based on the resources available to us at December 31, 2009, we will need additional equity or debt financing to sustain our operations through 2010 and we will need additional financing thereafter until we can achieve profitability, if ever. These matters raise substantial doubt about our ability to continue as a going concern.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a there is a significant deficiency and a material weakness in our internal control over financial reporting.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served a such:

SUMMARY COMPENSATION TABLE

Name	Duration and Date of Expiration of Present Term	Position and Office with Registrant	Age and Director Since
Joseph G. Oliverio	One year December 31, 2010	Chief Executive Officer, Director	40 August 18, 2006
Corey Conn	One year December 31, 2010	Chief Financial Officer, Director	48 August 19, 2003
Neil Sy	One year December 31, 2010	Chairman Director	40 August 19, 2005

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Joseph G. Oliverio – Age 40, Mr. Oliverio commenced service as the Company’s Chief Executive Officer and was also appointed to serve on the Company’s Board of Directors. Mr. Oliverio also serves as the President of Positron Corporation, a publicly-owned Texas corporation, and affiliate of the Registrant. Mr. Oliverio was the former Chief Operating Officer of Michael E. Merhige, M.D., LLC, and a well known coronary disease reversal and prevention center in Niagara, New York. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo. Mr. Oliverio is a certified nuclear medicine technologist.

Corey Conn - Age 48, Chief Financial Officer, and Director: Mr. Conn is a co-founder of Cipher Multimedia, Inc. Mr. Conn also serves as the Chief Financial Officer and director of Positron Corporation, a publicly-owned Texas corporation, an affiliate of the Registrant. Since September, 1999. Mr. Conn has served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm. Previously, Mr. Conn was Vice President of Business Development at iLX, an e-business and e-transformation services provider from June 1996 to September 1999.

Neil Sy - Age 40, Chairman, and Director: Mr. Sy is currently engaged in capital raising ventures including consumer medicine and real estate properties in Chicago, Illinois and Las Vegas, Nevada. Prior thereto and from 1997 to 2003, Mr. Sy was a member of the Chicago Board Options Exchange as a market maker. Prior thereto, and from 1992 to 1997, Mr. Sy worked on the Chicago Board Options Exchange as a trade manager. Mr. Sy received a Bachelor’s Degree in Business Administration from Southern Illinois University.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2009 and 2008.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (a)	Nonequity incentive plan compensation	Non-qualified deferred comp earnings	All Other Compensation	Total

Joseph G. Oliverio	2009	—	—	—	—	—	—	—	—
Chief Executive Officer, Director	2008	—	—	—	—	—	—	—	—

Corey Conn	2009	—	—	—	$400,000	—	—	—	—
Chief Financial Officer, Director	2008	—	—	—	—	—	—	—	—

Neil Sy	2009	—	—	—	$400,000	—	—	—	—
Chairman, Director	2008	—	—	—	—	—	—	—	—

(a) On August 14, 2009, the Company granted 10,000,000 stock options each to Mr. Conn and Mr. Sy at an exercise price of $0.015 per share. The options vest immediately and expire five (5) years from the date of grant.

Equity Compensation Plan Information

2007 Stock Option Plan

Imagin Molecular Corporation’s Board administers the 2007 Stock Option Plan (the "2007 Plan"), which was adopted by the Board effective May 14, 2007.  The 2007 Plan provides for the grant stock options to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.   Options may not be exercised more than five years after the date of grant.  In the case of an optionee who is a director or officer of the Company, upon termination of employment for any reason other than death or termination for cause, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of an optionee who is an employee or consultant of the Company, upon termination of employment for any reason other than death or termination for cause, each option may be exercised for a period of 60 days; to the extent it is exercisable on the date of termination.    In the case of a termination due to death, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination.  . In the case of a termination due to cause, any unexercised options shall expire immediately.  A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2007 Plan.  As of December 31, 2009, all  shares had been issued to under the 2007 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The information is furnished as of December 31, 2009, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(a)
Patrick G. Rooney	12,407,625	16.7%
Cipher Multimedia, Inc (c)	1,900,000 (b)	2.6%

(a)	Based on 75,000,000 shares of Common Stock outstanding on April 15, 2010.

(b)	Represents shares owned directly.

(c)	Patrick G. Rooney is the principal stockholder of Cipher Multimedia, Inc. and holds dispositive voting power.

(b) Security Ownership of Management. The following information is furnished as of December 31, 2009, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Joseph G. Oliverio	3,000,000	3.2%
3 Grant Square # 315.
Hinsdale, IL 60521

Corey Conn	11,356,716 (a)	12.0%
3 Grant Square # 315.
Hinsdale, IL 60521

Neil Sy	10,360,000 (a)	10.9%
3 Grant Square # 315
Hinsdale, IL 60521

All Officers and Directors	24,716,716	26.1%
as a Group

(a) Includes 10,000,000 shares that may be acquired by Mr. Conn and Mr. Sy pursuant to stock options that are or will become exercisable within 60 days of April 15, 2010.

(b) Calculation based on 75,000,000 shares of common stock outstanding as of April 15, 2010 plus stock options that are or will become exercisable within 60 days of April 15, 2010

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2009

On May 1, 2009, INP and Positron Corporation (“Positron”) executed a Bailment Agreement (the “Bailment”) whereby, INP shall provide the Equipment to Positron for the purpose of remanufacturing, reconditioning, remarketing and reselling.  Positron will take the Equipment subject to the perfected security interest of Cherry Creek Asset-Backed Income Fund II, LP (“Cherry Creek”) (See note 8). Pursuant to the terms of the Bailment, Positron is obligated to instruct any buyer of the Equipment to remit any payment to the Company’s legal counsel for disbursement to pay off the note due Cherry Creek pursuant to a letter agreement dated May 1, 2009 between INP and Cherry Creek.

In March 2009, the Equipment, which was previously reported as property and equipment, net of accumulated depreciation has was reclassified to a current asset as an asset being held for sale. The Company did not record depreciation related to the Equipment after March 2009.  In October 2009, Positron sold the Equipment. The Company recorded a sale of the Equipment to Positron in the amount of $245,000 and a gain on the sale of the asset of $65,017.

2008

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

Director Independence

We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.

One of our three current directors, Neil Sy, meets this definition of independence.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2009 and 2008 by our auditors, Frank L. Sassetti & Co.

	2009	2008
Audit Fees (1)	$25,000	$35,485
Non-Audit Fees:
Audit Related Fees (2)	--	1,290
Tax Fees (3)	3,000	2,100

Total Fees paid to auditors	$28,000	$38,875

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 15, 2010.

Imagin Molecular Corporation

By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Officer,
Director

By:	/s/Corey Conn
Corey Conn
Chief Financial Officer,
Director

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Imagin Molecular Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Imagin Molecular Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagin Molecular Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2010
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008
Current assets:
Cash	$140	$942
Accounts receivable, net of allowance of $0 and $51,000	--	--

Total current assets	140	942

Property and equipment, net	--	183,153

Other assets:
Investment in securities of Positron Corporation	286,773	376,167

Total assets	$286,913	$560,262

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$48,238	$64,046
Advances from shareholder	--	5,200
Accrued expenses	562,836	280,152
Current portion of promissory note	--	182,710
Advances from related party	29,224	3,860

Total current liabilities	640,298	535,968

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	870,356	766,026

Stockholders' deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized.	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 74,443,284 and 93,663,284 shares issued and outstanding..	74,443	93,663
Additional paid-in capital	4,112,274	3,628,794
Accumulated deficit	(4,770,160)	(3,547,921)
Treasury stock	--	(380,300)

Total stockholders’ deficit	(583,443)	(205,764)

Total liabilities and stockholders’ deficit	$286,913	$560,262

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenues	$--	$613,045

Costs of revenues	90,315	424,045

Gross profit (loss)	(90,315)	189,000

Operating expenses:
Marketing, general and administrative	1,103,879	177,093

Total operating expenses	1,103,879	177,093

Income (loss) from operations	(1,194,194)	11,907

Other income (expenses):
Interest income	--	67,875
Interest expense	(15,142)	(22,413)
Equity in losses of Positron Corporation	(89,394)	(258,351)
Impairment of investment in securities of Positron Corporation	--	(734,068)
Other income	76,491	--
Total other expense	(28,045)	(946,957)

Loss from continuing operations before income taxes	(1,222,239)	(935,050)

Income taxes	—	—

Loss from continuing operations	(1,222,239)	(935,050)

Gain (loss) from discontinued operations	--	4,521

Net loss	$(1,222,239)	$(930,529)

Per share amounts:
From continuing operations	$(.0165)	$(.0102)
From discontinued operations	$(.0000)	$(.0000)
Net loss	$(.0165)	$(.0102)

Weighted average common Shares	74,124,873	91,313,557

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Series A Preferred		Common Stock
	Number of		Number of		Additional Paid	Accumulated	Treasury
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Total

December 31, 2007	2,362,500	$2,362	93,663,284	$93,663	$4,525,007	$(2,617,392)	$—	$2,003,640
Preferred shares issued for cash	2,025,000	2,025	—	—	767,975	—	—	770,000
Notes receivable plus accrued interest due from affiliated company exchanged for outstanding securities	(4,387,500)	(4,387)	(20,000,000)	—	(1,664,188)	—	(380,300)	(2,048,875)
Net loss	—	—	—	—	—	(930,529)	—	(930,529)
December 31, 2008	—	$—	73,663,284	$93,663	$3,628,794	$(3,547,921)	$(380,300)	$(205,764)
Common stock issued for debt settlement	—	—	780,000	780	38,220	—	—	$39,000
Cancellation of Treasury shares	—	—	—	(20,000)	(360,300)	—	380,300	—
Related party debt reclassified to equity	—	—	—	—	5,560	—	—	5,560
Stock based compensation	—	—	—	—	800,000	—	—	800,000
Net loss	—	—	—	—	—	(1,222,239)	—	(1,222,239)
December 31, 2009	—	$—	74,443,284	$74,443	$4,112,274	$(4,770,160)	$—	$(583,443)

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities::
Loss from continuing operations	$(1,222,239)	$(935,050)

Income from discontinued operations	—	4,521

Net loss	(1,222,239)	(930,529)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	245	25,757
Stock based compensation	800,000	—
Gain on sale/disposal of assets	(62,092)	—
Equity in losses of Positron Corporation	89,394	258,351
Impairment of investment in securities of Positron Corporation	—	734,068
Majority interest in loss of consolidated subsidiary	—	13,812
Changes in operating assets and liabilities
Accounts receivable	—	120,422
Accounts payable and accrued liabilities	305,876	51,880

Net cash provided by (used in) operating activities	(88,816)	273,761

Cash flows from investing activities:
Proceeds from sale of PET system	245,000	—
Advances to related party	—	(902,875)

Net cash provided by (used in) investing activities	245,000	(902,875)

Cash flows from financing activities:
Contributed capital	360	100
Advances from related party	25,364	(292,890)
Payment of notes payable	(182,710)	(71,274)
Proceeds from issue of common stock	—	—
Proceeds from deposits on and issues of preferred stock	—	970,000

Net cash provided by (used in)financing activities	(156,986)	605,936

Net decrease in cash	(802)	(23,178)

Cash at beginning of period	942	24,120

Cash at end of period	$140	$942

Supplemental cash flow information:
Interest paid	$10,290	$17,861
Income taxes paid	$—	$—

See accompanying notes to financial statements.

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(CONTINUED)

Supplementary Schedule of Noncash Transactions

2009

On July 7, 2009, the Company returned 20,000,000 shares of treasury stock to unissued shares reducing common stock $20,000 and additional paid in capital by $360,300.

During the year ended December 31, 2009, shareholder loans in the amount of $5,560 were forgiven and reclassified to additional paid in capital.

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

IMAGIN MOLECULAR CORPORATION
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

INP also asserted other claims in the aggregate amount of $318,144 and subsequently ceased supplying rubidium to BIMC thereafter.  Also in the first quarter 2009, BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein.  In August 2009, BIMC made payment for scans and services rendered in December 2008 in the amount of $51,000.  In November 2009, INP sold the scanner to Positron Corporation which sold it to an unrelated third party –see note 7.

NOTE 2.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $4,770,160 and total stockholders’ deficit of $583,443 as of December 31, 2009.  The Company will need to raise additional capital to continue operations.

The Company has made a significant investment into the securities of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of December 31, 2009, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

For the years ended December 31, 2009 and 2008, the financial statements include the accounts and transactions of Cipher Multimedia, Inc. (a discontinued operation), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation (subsidiaries). All Intercompany transactions and balances have been eliminated.
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

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We recognize tax benefits when we believe the benefit is more likely than not to be sustained upon review from the relevant authorities. We recognize penalties and interest expense related to unrecognized tax benefits in income tax expense.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The guidance for “Fair Value Measurements,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

The guidance for “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and provides the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

The guidance for “Fair Value Measurements” prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company believes that the carrying value of it’s receivables, payables and accruals approximate fair value.

Equity Method Investments

We evaluate equity method investments for impairment by assessing whether the fair value of the investment has declined below its carrying value for a period we consider other-than-temporary. If we determine that a decline in fair value below our carrying value is other-than-temporary, an impairment charge is recognized to reduce the carrying value of the investment to its fair value.

New Accounting Pronouncements

The Financial Accounting Standards Board (“ FASB ”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“ Codification” or “ASC ”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “ Fair Value Measurements and Disclosure--Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

After the merger between Cipher and Cipher-NV, the Registrant no longer holds a majority of the common stock of the reorganized subsidiary, Cipher-NV.   In accordance with generally accepted accounting principles, the Registrant believes itself to be the primary beneficiary as evidenced by continued management control over the operations of the subsidiary. This being the case, the operations of Cipher-NV for the years ended December 31, 2009 and 2008 continue to be consolidated in the Registrant’s financial statements and are reflected as discontinued operations.

Summarized financial information for discontinued operations for the years ended December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008

Operating expenses	$165	$3,676
Other expenses (income)	--	(22,009)
Income (loss) before majority interest	(165)	18,333
Majority interest	--	(13,812)
Net income (loss)	$(165)	$4,521

Total assets	$31	$--
Total liabilities	177,635	182,671
Stockholders’ deficit	(177,604)	(182,999)

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

Advances from shareholder and related parties

Patrick G. Rooney, the Company’s former Chairman, President and Chief Executive Officer, advanced funds to finance the Company’s working capital requirements. On December 31, 2009 and 2008 advances and loans, including accrued interest, made to the Company by Mr. Rooney totaled $5,560 and $5,200, respectively.  On December 31, 2009, Mr. Rooney forgave the debt owed him by the Company, consequently the Company reclassified the debt to additional paid in capital.

Advances from related parties at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Positron Corporation and Subsidiaries	$29,224	$3,860

NOTE 6. INVESTMENT IN SECURITIES OF POSITRON

At December 31, 2007, the Company owned approximately 4% of Positron Corporation’s (“Positron”) outstanding common stock and 722,358 Series B Preferred Shares or approximately 11.5% of the class.  Despite holdings of less than 20% of the voting stock of Positron, management believes that events and transactions occurring during the second half of 2007 and continuing into the first quarter of 2008 has given the Company the ability to exercise an increasing degree of influence over certain operating and financial policies.  The events and transactions include advances of funds by the Company to Positron beginning in July 2007 and totaling $1,346,000 at December 31, 2007. The advances were subsequently converted to a note receivable that is collateralized by Positron common stock.  In addition to the financing, on January 2, 2008 Corey Conn, who serves as Chief Financial Officer for both companies, was elected to the Positron Board of Directors. The two companies share one other common director; however Positron has four directors that are not on the Company’s Board. . In considering the accounting guidance with respect to the investment in Positron, and events and transactions occurring during the third quarter of 2007 as well as the current relationship between the Company and Positron, the Company adopted the equity method of accounting with respect to the Positron securities during the third quarter of 2007.

Based on its percentage of ownership of Positron common stock, for the year ended December 31, 2009 and 2008, the Company recorded equity in the losses of Positron of $110,733 and $258,351, respectively.  Additionally, on December 31, 2008, the Company recorded an impairment charge of $734,068 against the carrying value of the investment.  The impairment charge was computed by comparing current fair market value of the investment with the carrying value.  The asset was not deemed impaired at December 31, 2009,

Summarized financial information for Positron for the years ended December 31, 2009 and 2008 follows:

	2009	2008
Revenues	$1,446,000	$2,126,000
Loss from operations	(4,829,000)	(8,327,000)
Net loss	(5,749,000)	(8,975,000)
Loss per share	$(0.02)	$(0.07)
Weighted average shares outstanding	239,033,000	134,556,000

	2009	2008
Current assets	$923,000	$1,033,000
Total assets	988,000	1,104,000
Current liabilities	7,947,000	4,940,000
Total liabilities	7,947,000	7,654,000
Stockholders’ deficit	(6,959,000)	(6,550,000)
Common shares outstanding	391,023,773	160,240,384

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of December 31, 2009 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	672,942,000
Convertible Series G Preferred Stock	6,239,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	190,462,000
Common Stock Options	26,645,000
1,896,745,000

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	Dec. 31, 2009	Dec. 31, 2008
Machinery and equipment	$--	$234,760
Computers and software	--	9,442
Subtotal	--	244,202
Less: accumulated depreciation	--	(61,049)
Total	$--	$183,153

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

On May 1, 2009, INP and Positron Corporation (“Positron”) executed a Bailment Agreement (the “Bailment”) whereby,
INP shall provide the Equipment to Positron for the purpose of remanufacturing, reconditioning, remarketing and reselling.  Positron will take the Equipment subject to the perfected security interest of Cherry Creek Asset-Backed Income Fund II, LP (“Cherry Creek”) (See note 8). Pursuant to the terms of the Bailment, Positron is obligated to instruct any buyer of the Equipment to remit any payment to the Company’s legal counsel for disbursement to pay off the note due Cherry Creek pursuant to a letter agreement dated May 1, 2009 between INP and Cherry Creek.

In March 2009, the Equipment, which was previously reported as property and equipment, net of accumulated depreciation has was reclassified to a current asset as an asset being held for sale. The Company did not record depreciation related to the Equipment after March 2009.  In October 2009, Positron sold the Equipment. The Company recorded a sale of the Equipment to Positron in the amount of $245,000 and a gain on the sale of the asset of $65,017. At the time of the sale, the Equipment had a book value of $179,983.

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

The Company defaulted on the terms of the promissory note. On March 16, 2009, Cherry Creek issued a Notice of Right To Cure and Demand for Payment of all past due amounts.  On May 1, 2009, the Company and Cherry Creek executed a letter agreement (the “Agreement”) whereby, Cherry Creek acknowledged that Positron Corporation (“Positron”), in its capacity as remarketing agent (see Note 5), has taken possession of the equipment, defined in Note 9, that collateralizes the note.  Pursuant to the terms of the Agreement, Positron shall instruct any buyer of the equipment to remit all payments to the Company’s legal counsel for disbursement to Cherry Creek for full payment of the note and all accrued interest. In October 2009, the Company sold the machine to Positron and satisfied its obligation to Cherry Creek. Positron subsequently sold the machine to an unrelated third party.

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

INP also asserted other claims in the aggregate amount of $318,144 and ceased supplying rubidium to BIMC thereafter.  BIMC asserted that INP had breached the Agreement and demanded that INP remove the scanner located therein. On May 1, 2009,   INP executed a bailment agreement with Positron Corporation, the terms of which provide Positron with possession of the Equipment for the purpose of remanufacturing, reconditioning, remarketing and reselling.   In October 2009, the Company sold the machine to Positron and satisfied its obligation to Cherry Creek. Positron subsequently sold the machine to an unrelated third party.

NOTE 10. STOCK OPTIONS

In May 2009, the Company issued 780,000 shares of it common stock to unrelated party for services performed.  The Company recorded professional fees expense of $39,000 related to the common stock issued.

On August 14, 2009, the Company granted 20,000,000 stock options to employees and board members at an exercise price of $0.015 per share. The options vest immediately and expire five (5) years from the date of grant. The Company recorded compensation expense of $800,000 related to stock option grants.

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the options issued on August 14, 2009 was determined using the following assumptions:

Expected life (years)	5
Risk free rate of return	2.375%
Dividend yield	0
Expected volatility	547%

On January 25, 2010, the Company issued 556,716 shares of common stock to Corey Conn, Chief Financial Officer as compensation. The Company recorded compensation expense of $38,970 for this transaction.

NOTE 11. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2009, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $4,200,000, which expire in 2022 through 2028.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change of the Company’s common stock limits the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

The amount of post-change income that may be offset by pre-change losses is limited each year by the "Section 382 Limitation." Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a long-term interest rate established monthly by the Internal Revenue Service. The Company has not yet determined the qualifying events and resulting limitation that may impact utilization of net operating losses against future periods.

Deferred income taxes consist of the following as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets
Net operating loss carryforwards	$1,500,000	$1,282,000
Accounts receivable allowance	--	17,000
Stock option expense	272,000	--
Unrealized loss on investment impairment and equity in losses of Positron Corporation	442,000	412,000
	2,214,000	1,711,000
Valuation allowance	(2,214,000)	(1,711,000)
	$-	$-

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against the net deferred tax assets..

FY2008	IMAGIN MOLECULAR CORPORATION	FORM 10-K

NOTE 12. STOCKHOLDERS' EQUITY

On May 29, 2009, the Company issued 780,000 shares of its common stock to an unrelated party as payment for a debt obligation for services incurred in 2009.  The fair market value of the common stock issued was $39,000.

During 2009 the Company cancelled and retired 20,000,000 treasury shares that it had acquired in November 2008 pursuant to a Securities Exchange Agreement between Solaris, Positron and the Company.

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

NOTE 13. LOSS PER SHARE

The following information details the computation of basic and diluted loss per share:

	Years Ended
	December 31, 2009	December 31, 2008

Numerator
Basic and diluted loss	$(1,222,239)	$(930,529)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	74,124,873	91,313,557

Effect of dilutive securities
Stock Options	--	--

Basic and diluted loss per common share	$(0.0165)	$(0.0102)

All common stock equivalents in the years ended December 31, 2009 and 2008 were excluded from the above calculation as their effect was anti-dilutive.

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	2009	2008
Stock Options	20,000,000	--

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales	$--	$--	$--	$--

Gross profit (loss)	(90,315)	--	--	--

Net income (loss)	(136,940)	(313,607)	(754,434)	(17,258)

Net loss per share:
Basic and Diluted	$(0.0019)	$(0.0042)	$(0.0101)	$(0.0002)

Weighted average shares	73,663,284	73,937,570	74,443,284	74,443,284

	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net sales	$153,000	$153,000	$154,045	$153,000

Gross profit (loss)	62,685	62,685	63,730	(100)

Net income (loss)	(20,134)	(27,286)	78,743	(961,852)

Net loss per share:
Basic	$(0.0002)	$(0.0003)	$0.0008	$(0.0100)
Diluted	$(0.0002)	$(0.0003)	$0.0004	$(0.0100)

Weighted average shares
Basic	93,663,284	93,663,284	93,663,284	84,315,458
Diluted	93,663,284	93,663,284	181,413.284	84,315,458