Form 10-Q
period 2010-03-31
IMAGIN MOLECULAR CORP
filed 2010-05-19
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2010 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	75,000,000

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010 (unaudited)	December 31, 2009
Current assets:
Cash	$98	$140
Due from affiliate	--	--
Machine held for sale	--	--

Total current assets	98	140

Other assets:
Investment in securities of Positron Corporation	254,945	286,773

Total assets	$255,043	$286,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$48,238	$48,238
Accrued expenses	576,499	562,836
Due to affiliate	29,224	29,224

Total current liabilities	653,961	640,298

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	884,019	870,356

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 75,000,000 and 74,443,284 shares issued and outstanding	75,000	74,443
Additional paid-in capital	4,150,687	4,112,274
Accumulated deficit	(4,854,663)	(4,770,160	) )

Total stockholders’ deficit	(628,976)	(583,443)

Total liabilities and stockholders’ deficit	$255,043	$286,913

See accompanying notes to the financial statements.

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues:	$--	$--

Costs of revenues:	--	90,315

Gross loss	--	(90,315)

Operating expenses:
Marketing, general and administrative	52,675	18,193

Total operating expenses	52,675	18,193

Loss from operations	(52,675)	(108,508)

Interest expense	--	(10,965)
Equity in losses of Positron Corporation	(31,828)	(17,467)

Loss from continuing operations before income taxes	(84,503)	(136,940)

Income taxes	--	--

Net loss	$(84,503)	$(136,940)

Loss per share	$(0.0011)	$(0.0019)

Weighted average common shares:	74,847,056	73,663,284

See accompanying notes to the financial statements.

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(84,503)	$(136,940)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	--	245
Loss on disposal of assets	--	2,925
Equity in losses of Positron Corporation	31,828	17,467
Common stock issued for services	38,970	--
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,663	99,402

Net cash used in operating activities	(42)	(16,901)

Cash flows from financing activities:
Advance from affiliate	--	16,155

Net cash provided by financing activities	--	16,155

Net decrease in cash	(42)	(746)

Cash at beginning of period	140	942

Cash at end of period	$98	$196

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

See accompanying notes to the financial statements.

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

Imagin Molecular Corporation, through its subsidiary Imagin Nuclear Partners (“INP”), engages in the business and operations of positron emission tomography (PET). The Company engages in the ownership of PET imaging center and the diagnosis and treatment of cancer, heart, and neurological diseases. It provides myocardial perfusion imaging technology, and related technical and educational services to diagnose and treat patients with coronary artery disease, and patients who are at risk of developing coronary heart disease. The Company also offers cardiovascular PET and noninvasive coronary artery disease reversal programs to general/family/internal medicine physicians in the United States.

The Company is actively seeking a partner to assist in the execution of its business and operation’s plan moving forward.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Position and Results of Operations” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s Form 10-K for the year ended December 31, 2009.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of significant accounting policies (which have not changed from December 31, 2009), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation and Nature of Operations

For the periods ended March 31, 2010 and 2009, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc. (a discontinued operation), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $4,854,663 and total stockholders’ deficit of $628,976 as of March 31, 2010.  The Company will need to raise additional capital to continue operations.

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

NOTE 5.  INVESTMENT IN SECURITIES OF POSITRON CORPORATION

At March 31, 2010, the Company owned 4,000,000 shares of Positron Corporation’s common stock, representing .97% of the outstanding common stock, and 722,358 of Positron’s Series B Preferred Shares or approximately 11% of the class. The Company accounts for its investment in the securities of Positron Corporation under the equity method of accounting. Based on its percentage of ownership of Positron common stock, for the three months ended March 31, 2010 and 2009, the Company recorded equity in the losses of Positron of $31,828 and $17,467, respectively, reducing the carrying value of the Positron securities to $254,945 at March 31, 2010.

Summarized financial information for Positron for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues	$467,000	$367,000
Loss from operations	(3,146,000)	(527,000)
Net loss	(3,265,000)	(746,000)
Loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	410,371,000	170,733,440

March 31, 2010
Current assets	$1,540,000
Total assets	1,667,000
Current liabilities	8,887,000
Total liabilities	9,147,000
Stockholders’ deficit	(7,480,000)
Common shares outstanding	455,620,000

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of March 31, 2010 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	634,599,000
Convertible Series G Preferred Stock	5,829,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	190,642,000
Stock Options	26,645,000
250,000,000
2,108,172,000

NOTE 6. STOCKHOLDERS’ DEFICIT

On January 25, 2010, the Company issued 556,716 shares of common stock to it Chief Financial Officer as compensation.  On the date the shares were issued the common stock had a fair market value of $0.07 per share.  For the three months ended March 31, 2010, the Company recorded compensation expense of $38,970 to the shares issued.

NOTE 7. INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2010, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $6,000,000, which expire in 2022 through 2029.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change of the Company’s common stock limits the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

Deferred income taxes consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Deferred tax assets
Net operating loss carryforwards	$1,535,000	$1,500,000
Unrealized loss on investment impairment and equity in losses of Positron Corporation	503,000	442,000
Stock Based Compensation	285,000	272,000
	2,323,000	2,214,000
Valuation allowance	(2,323,000)	(2,214,000)
	$-	$-

Due to the uncertainty of future realization of the net deferred tax asset, a valuation allowance has been placed against this asset.

ITEM 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation

The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished.

Overview

Imagin Molecular Corporation, through its subsidiaries, has engaged in the business and operations of positron emission tomography (PET). The Company engaged in the ownership of PET imaging center and the diagnosis and treatment of cancer, heart, and neurological diseases. It provides myocardial perfusion imaging technology, and related technical and educational services to diagnose and treat patients with coronary artery disease, and patients who are at risk of developing coronary heart disease. The Company also offers cardiovascular PET and noninvasive coronary artery disease reversal programs to general/family/internal medicine physicians in the United States.

Although not currently engaged in any PET imaging operations, the Company is actively seeking a partner to assist in the execution of its business and operation’s plan moving forward.

Comparison of the Results of Operations for the Three Months ended March 31, 2010 and 2009

During the three months ended March 31, 2010 the Company had a net loss of $84,503 compared to a net loss of $136,940 for the three months ended March 31, 2009.

For the three months ended March 31, 2009 costs of revenues were $90,315. The Company terminated its agreement with the supplier of rubidium, the pharmaceutical agent used in the PET scanning process. However, under the terms of its agreement with the supplier, the Company was required give a 90 day notice prior to terminating the agreement. Consequently, the Company recorded an additional $90,315 of costs despite not recording any lease revenue.

Operating expenses were $52,675 and $18,193 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the Company recorded compensation expense of $38,970 for shares of common stock issued to its Chief Financial Officer.

For the three months ended March 31, 2009, interest expense on notes payable was $10,965. In October 2009, the Company satisfied its obligation with respect to the notes.

For the three months ended March 31, 2010 and 2009, the Company recorded equity in the losses of Positron of $31,828 and $17,467, respectively.

Liquidity and Capital Resources

At March 31, 2010, the Company had current assets of $98 and current liabilities of $653,961 compared to December 31, 2009 when the Company had current assets and current liabilities of $140 and $640,298, respectively.

Current liabilities at March 31, 2010 include accounts payable and accrued expenses of $624,737 and amounts due affiliated companies totaling $29,224.

Net cash used in operating activities during the three months ended March 31, 2010 was $42 compared to $16,901 during the three months ended March 31, 2009.   Overall, the decrease is attributable to a lower net loss during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

The Company did not have any investing activities during the three months ended March 31, 2010 or March 31, 2009.

Net cash provided by financing activities was $16,155 for the three months ended March 31, 2009 which represents advances from Positron Corporation, an affiliated company. The Company did not record any financing activity during the three months ended March 31, 2010.

On March 31, 2010 the Company had an accumulated deficit of $4,854,663and total stockholders’ deficit of $628,976.  The Company is dependent on debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

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

ITEM 4. Controls And Procedures

Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2009. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q	SEPTEMBER 30, 2008

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Other Information

ITEM 5. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hinsdale, State of Illinois on May 17, 2010.

Imagin Molecular Corporation

Date: May 19, 2010	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Executive Office, Director
(principal executive officer)

Date: May 19, 2010	/s/ Corey N. Conn
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