Form 10-Q
period 2010-06-30
IMAGIN MOLECULAR CORP
filed 2010-08-23
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

Commission file number 000-23873

IMAGIN MOLECULAR CORPORATION

(Exact Name of Registrant as specified in its charter)

Delaware	13-4099008
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1324 36th Avenue North East Calgary, Alberta Canada	T2E 8S1
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (416) 817-5803

3 Grant Square, #315
Hinsdale, Illinois 60521
(630) 230-8734
(Former address and phone number since last report)

 Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company. See the definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 23, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	95,000,000

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2010

PART 1 – FINANCIAL INFORMATION

These quarterly financial statements have not been reviewed by the Company’s registered independent accountants.

ITEM 1.  Financial Statements

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash	$--	$140
Due from affiliate	--	--
Machine held for sale	--	--

Total current assets	--	140

Other assets:
Investment in securities of Positron Corporation	210,818	286,773

Total assets	$210,818	$286,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$48,238	$48,238
Accrued expenses	576,499	562,836
Due to affiliate	29,224	29,224

Total current liabilities	653,961	640,298

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	884,019	870,356

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 95,000,000 shares issued, and 95,000,000 shares outstanding	95,000	74,443
Additional paid-in capital	4,246,184	4,112,274
Accumulated deficit	(5,014,385)	(4,770,160	) )

Total stockholders’ deficit	(673,201)	(583,443)

Total liabilities and stockholders’ deficit	$210,818	$286,913

See accompanying notes to the financial statements.

FORM 10-Q	JUNE 30, 2010

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010		June 30, 2009

Revenues:	$--	$--		$--		$--

Costs of revenues:	--	--		--		90,315

Gross loss	--	--		--		(90,315)

Operating expenses:
Marketing, general and administrative	200,098	252,000		252,773		270,193

Total operating expenses	200,098	252,000		252,773		270,193

Loss from operations	(200,098)	(252,000)		(252,773)		(360,508)

Interest expense	--	(2,556)		--		(13,521)
Equity in losses of Positron Corporation	(44,127)	(20,052)		(75,955)		(37,519)

Total other expense	(44,127)	(22,608)		(75,955)		(51,040)

Loss before income taxes	(244,225)	(274,608)		(328,728)		(411,548)

Income taxes	--	--		--		--

Net loss	$(244,225)	$(274,608)		$(328,728)		$(411,548)

Loss Per Share:	$(0.0030)	$(0.0037)	$	(0.0042)	$	(0.0056)

Weighted average common shares:	80,494,505	73,663,284		77,685,536		73,663,284

See accompanying notes to the financial statement

FORM 10-Q	JUNE 30, 2010

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(328,728)	$(411,548)
Adjustment to reconcile net loss to net cash provided by (used) in operating activities
Depreciation expense	--	246
Loss on disposal of assets	--	2,925
Common stock issued for services	238,970	--
Equity in losses of Positron Corporation	75,955	37,519
Majority interest in income of subsidiary
Changes in operating assets and liabilities:
Accounts receivable	--	--
Interest receivable
Accounts payable and accrued liabilities	13,663	344,578

Net cash provided by (used in) operating activities	(140)	(26,280)

Cash flows from financing activities:
Advance from affiliate	--	25,364

Net cash provided by financing activities	--	25,364

Net decrease in cash	(140)	(916)

Cash at beginning of period	140	942

Cash at end of period	$--	$26

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

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

On April 1, 2010, Imaging Diagnostic Centres, Inc., a Canadian corporation (“IDC”) agreed to sell 3,100,000 shares of Series B Convertible Preferred Stock to the Company in consideration for 310,000,000 newly-issued shares of the Company’s Common Stock.  The valuation of the IMAGIN Molecular Corporation stock and also the Positron Corporation Series B Preferred Stock on the date of the agreement was $4,100,000. In consideration for 310,000,000 newly-issued shares of the Company’s Common Stock and a$1,000,000 interest free note due in 3 years with the right to prepay without penalty from excess cash generated by the company. The consummation of this transaction is contingent upon the amendment of the Company’s Certificate of Incorporation to increase its authorized number of shares of Common Stock to 950,000,000 shares.  When consummated, the transaction will result in a change of control of the Company and IDC will become the Company’s majority shareholder.

On July 21, 2010, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to amend the Company’s Certificate of Incorporation to increase its authorized capitalization to 1,000,000,000 shares, of which 950,000,000 will be Common Stock and 50,000,000 will be preferred stock, and to change the name of the Company to The Planet Bottle Corporation.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Position and Results of Operations” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s Form 10-K for the year ended December 31, 2009.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of significant accounting policies (which have not changed from December 31, 2009), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation and Nature of Operations

For the periods ended June 30, 2010 and 2009, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc. (a discontinued operation), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

NOTE 4.  GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $5,014,385 and total stockholders’ deficit of $673,201 as of June 30, 2010.  The Company will need to raise additional capital to continue operations.

The Company has made a significant investment into the securities of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of June 30, 2010, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock.

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

NOTE 5.  INVESTMENT IN SECURITIES OF POSITRON CORPORATION

At June 30, 2010, the Company owned 4,000,000 shares of Positron Corporation’s common stock, representing .58% of the outstanding common stock, and 722,358 of Positron’s Series B Preferred Shares or approximately 12% of the class. The Company accounts for its investment in the securities of Positron Corporation under the equity method of accounting. Based on its percentage of ownership of Positron common stock, for the six months ended June 30, 2010 and 2009, the Company recorded equity in the losses of Positron of 75,955 and $37,519, respectively, reducing the carrying value of the Positron securities to $210,818 at June 30, 2010.

Summarized financial information for Positron for the six months ended June 30, 2010 and 2009 follows:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues	$1,401,000	$701,000
Loss from operations	(10,246,000)	(1,373,000)
Net loss	(9,858,000)	(1,675,000)
Loss per share	$(0.01)	$(0.009)
Weighted average shares outstanding	495,417,000	185,402,000

June 30, 2010
Current assets	$5,540,000
Total assets	5,722,000
Current liabilities	6,648,000
Total liabilities	10,814,000
Stockholders’ deficit	(5,092,000)
Common shares outstanding	686,510.878

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of June 30, 2010 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	607,200,000
Convertible Series G Preferred Stock	2,920,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	215,062,505
Stock Options	250,000,000

NOTE 6.  STOCKHOLDERS’ DEFICIT

On January 25, 2010, the Company issued 556,716 shares of common stock to it Chief Financial Officer as compensation.  On the date the shares were issued the common stock had a fair market value of $0.07 per share.  For the six months ended June 30, 2010, the Company recorded compensation expense of $238,970 to the shares issued.

On April 1, 2010, the Company issued 20,000,000 shares of common stock to consultants for services rendered.  .  On the date the shares were issued the common stock had a fair market value of $0.01 per share.  For the six months ended June 30, 2010, the Company recorded compensation expense of $200,000 to the shares issued.

NOTE 7. SUBSEQUENT EVENTS

Resignation and Election of New Directors and Officers

On June 3, 2010, Joseph G. Oliverio resigned as Director and Chief Executive Officer of the Registrant, Corey Conn resigned as Director and Chief Financial Officer of the Registrant and Neil Sy resigned as Director of the Registrant.

On June 3, 2010, Patrick J. Rooney, Ghassan Barazi and Nicholas Anthony Havercroft were elected and appointed to the Board of Directors of the Registrant. Also on that date, Mr. Rooney was appointed Director of Corporate Development and Mr. Barazi was appointed the Registrant’s President.

Amendments to Certificate of Incorporation and Refocus of Operations

On June 8, 2010, our Board of Directors and a majority of shareholders authorized an amendment to the Company’s Certificate of Incorporation to change the name of the Registrant to “The Planet Bottle Corporation”, effect a reverse split of the Registrant’s Common Stock per share on a 1:10 basis and authorize the issuance of blank check preferred stock, par value $0.001 per share.  In addition, the Company intends to adopt a new business plan in the oxo-biodegradable and/or “Green” sector.  Oxo-biodegradable technology is based on proven science wherein the molecular structure of plastic is reduced then fragmented by the introduction of a masterbatch additive, changing the very nature of the plastic thus making it more susceptible to digestion by microbes or bacteria as found commonly in landfills and/or the environment.

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

The Company is no longer engaged in any PET imaging business.  The Company is adopting a new business plan in the oxo-biodegradable and/or “Green” sector.  Oxo-biodegradable technology is based on proven science wherein the molecular structure of plastic is reduced then fragmented by the introduction of a masterbatch additive, changing the very nature of the plastic thus making it more susceptible to digestion by microbes or bacteria as found commonly in landfills and/or the environment.

Comparison of the Results of Operations for the Three Months ended June 30, 2010 and 2009

During the three months ended June 30, 2010 the Company had a net loss of $244,225 compared to a net loss of $274,608 for the three months ended June 30, 2009.

The Company did not record any revenues during the three months ended June30, 2010 or the three months ended June 30, 2009.

Operating expenses were $200,098 and $252,000 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, the Company recorded consulting expense of $200,000 for shares of common stock issued to various individuals.

For the three months ended June 30, 2009, interest expense on notes payable was $ 2,556. In October 2009, the Company satisfied its obligation with respect to the notes.

For the Three months ended June 30, 2010 and 2009, the Company recorded equity in the losses of Positron of $44,127_and $20,052, respectively.

Comparison of the Results of Operations for the Six Months ended June 30, 2010 and 2009

During the six months ended June 30, 2010 the Company had a net loss of $328,728 compared to a net loss of $411,548 for the six months ended June 30, 2009.

The Company did not record any revenues during the six months ended June30, 2010 or the six months ended June 30, 2009.  In March 2009, the Company terminated its agreement with the supplier of rubidium, the pharmaceutical agent used in the PET scanning process. However, under the terms of its agreement with the supplier, the Company was required give a 90 day notice prior to terminating the agreement. Consequently, the Company recorded an additional $90,315 of costs despite not recording any lease revenue.

Operating expenses were $252,773 and $270,193 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the Company recorded consulting expense of $200,000 for shares of common stock issued to various individuals and compensation expense of $38,970 for shares of common stock issued to its Chief Financial Officer.

For the six months ended June 30, 2010 and 2009, the Company recorded equity in the losses of Positron of $75,955 and $37,519, respectively.

Liquidity and Capital Resources

At June 30, 2010, the Company had current assets of $0 and current liabilities of $653,961 compared to December 31, 2009 when the Company had current assets and current liabilities of $140 and $640,298, respectively.

Current liabilities at June 30, 2010include accounts payable and accrued expenses of $624,737 and amounts due affiliated companies totaling $29,224.

Net cash used in operating activities during the six months ended June 30, 2010 was $140 compared to $26,280 during the six months ended June 30, 2009.

The Company did not have any investing activities during the six months ended June 30, 2010 or June 30, 2009.

Net cash provided by financing activities was $25,364 for the six months ended June 30, 2009 which represents advances from Positron Corporation, an affiliated company. The Company did not record any financing activity during the six months ended June 30, 2010.

On June 30, 2010, the Company had an accumulated deficit of $5,014,385 and total stockholders’ deficit of $673,201.  The Company is dependent on debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

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

ITEM 4. Controls And Procedures

Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s chief executive and financial officer have determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2009. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed And Reserved)

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Calgary, Alberta Canada on August 23, 2010.

Imagin Molecular Corporation

Date: August 23, 2010	/s/ Patrick Rooney
Patrick Rooney, Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2010	/s/ Gregory Pappas
Gregory Pappas, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.