Form 10-Q/A
period 2010-06-30
IMAGIN MOLECULAR CORP
filed 2010-09-24
CIK 1047540

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

Explanatory Note:  The Registrant is filing this Form 10-Q/A since the original Form 10-Q filed on August 23, 2010 contained financial statements which were not reviewed by the Registrant’s independent public accountants. The financial statements contained within this Form 10-Q/A have been reviewed by the Registrant’s independent public accountants.

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash	$--	$140

Total current assets	--	140

Other assets:
Investment in securities of Positron Corporation	210,818	286,773

Total assets	$210,818	$286,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$48,238	$48,238
Accrued expenses	576,499	562,836
Due to affiliate	29,224	29,224

Total current liabilities	653,961	640,298

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	884,019	870,356

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized	--	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 95,000,000 shares issued, and 95,000,000 shares outstanding as of June 30, 2010 and 74,443,284 as of December 31, 2009.	95,000	74,443
Additional paid-in capital	4,246,184	4,112,274
Accumulated deficit	(5,014,385)	(4,770,160)

Total stockholders’ deficit	(673,201)	(583,443)

Total liabilities and stockholders’ deficit	$210,818	$286,913

See accompanying notes to the financial statements.

FORM 10-Q	JUNE 30, 2010

IMAGIN MOLECULAR CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010		June 30, 2009

Revenues:	$--	$--		$--		$--

Costs of revenues:	--	--		--		90,315

Gross loss	--	--		--		(90,315)

Operating expenses:
Marketing, general and administrative	200,098	290,999		252,773		309,192

Total operating expenses	200,098	290,999		252,773		309,192

Loss from operations	(200,098)	(290,999)		(252,773)		(399,507)

Interest expense	--	(2,556)		--		(13,521)
Equity in losses of Positron Corporation	(44,127)	(20,052)		(75,955)		(37,519)

Total other expense	(44,127)	(22,608)		(75,955)		(51,040)

Loss before income taxes	(244,225)	(313,607)		(328,728)		(450,547)

Income taxes	--	--		--		--

Net loss	$(244,225)	$(313,607)		$(328,728)		$(450,547)

Loss Per Share:	$(0.0027)	$(0.0042)	$	(0.0042)	$	(0.0061)

Weighted average common shares:	95,000,000	73,937,570		77,685,536		73,801,185

See accompanying notes to the financial statement

FORM 10-Q	JUNE 30, 2010

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(328,728)	$(450,547)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	--	245
Loss on disposal of assets	--	2,925
Common stock issued for services	238,970	39,000
Equity in losses of Positron Corporation	75,955	37,519
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,663	344,578

Net cash used operating activities	(140)	(26,280)

Cash flows from financing activities:
Advance from affiliate	--	25,364

Net cash provided by financing activities	--	25,364

Net decrease in cash	(140)	(916)

Cash at beginning of period	140	942

Cash at end of period	$--	$26

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	$--	$--

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

On April 1, 2010, the Company entered into an agreement with Imaging Diagnostic Centres, Inc., a Canadian corporation (“IDC”) agreed to sell 3,100,000 shares of Positron Corporation’s Series B Convertible Preferred Stock held by IDC to the Company in exchange for 310,000,000 newly-issued shares of the Company’s Common Stock.  The valuation of the IMAGIN Molecular Corporation stock and also the Positron Corporation Series B Preferred Stock on the date of the agreement was $4,100,000. In consideration for 310,000,000 newly-issued shares of the Company’s Common Stock.  Additionally, the Company agreed to transfer a viable positron emission tomography concept to develop “Positron Cardiac Care Clinics” (the "Imagin Business Concept") and IDC would deliver a viable concept to develop and operate a biodegradable plastic bottle subsidiary.   If the Company fails to deliver the Imagin Business Concept at the closing, it shall issue an interest-free promissory note in the principal amount of $1,000,000 to IDC, due on the third anniversary of the closing with the right to prepayment, without penalty, from excess cash generated by the Company.  The consummation of this transaction is contingent upon the amendment of the Company’s Certificate of Incorporation to increase its authorized number of shares of Common Stock to 950,000,000 shares.  When consummated, the transaction will result in a change of control of the Company and IDC will become the Company’s majority shareholder.  As of September 24, 2010, this transaction has not yet been consummated.

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

On June 3, 2010, Patrick J. Rooney, Ghassan Barazi and Nicholas Anthony Havercroft were elected and appointed to the Board of Directors of the Registrant. Also on that date, Mr. Rooney was appointed Chief Executive Officer and Director of Corporate Development and Mr. Barazi was appointed the Registrant’s President.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 5.  INVESTMENT IN SECURITIES OF POSITRON CORPORATION

At June 30, 2010, the Company owned 4,000,000 shares of Positron Corporation’s common stock, representing .58% of the outstanding common stock, and 722,358 of Positron’s Series B Preferred Shares or approximately 12% of the class. The Company accounts for its investment in the securities of Positron Corporation under the equity method of accounting. Based on its percentage ownership of Positron common stock, for the six months ended June 30, 2010 and 2009, the Company recorded equity in the losses of Positron of $75,955 and $37,519, respectively, reducing the carrying value of the Positron securities to $210,818 at June 30, 2010.

Summarized financial information for Positron for the six months ended June 30, 2010 and 2009 follows:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues	$1,401,000	701,000
Loss from operations	(10,246,000)	(1,373,000)
Net loss	(9,658,000)	(1,675,000)
Loss per share	$(0.02)	(0.009)
Weighted average shares outstanding	495,417,000	185,402,000

June 30, 2010
Current assets	$5,540,000
Total assets	5,722,000
Current liabilities	6,648,000
Total liabilities	10,814,000
Stockholders’ deficit	(5,092,000)
Common shares outstanding	686,510.878

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
2,075,639,505

NOTE 6.  STOCKHOLDERS’ DEFICIT

On January 25, 2010, the Company issued 556,716 shares of common stock to it Chief Financial Officer as compensation.  On the date the shares were issued the common stock had a fair market value of $0.07 per share.  For the six months ended June 30, 2010, the Company recorded compensation expense of $238,970 to the shares issued.

On April 1, 2010, the Company granted 20,000,000 shares of common stock to company management and consultants for services rendered.  On the date the shares were issued the common stock had a fair market value of $0.01 per share.  For the six months ended June 30, 2010, the Company recorded compensation expense of $200,000 to the shares issued.

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

Comparison of the Results of Operations for the Three Months ended June 30, 2010 and 2009

During the three months ended June 30, 2010 the Company had a net loss of $244,225 compared to a net loss of $313,607 for the three months ended June 30, 2009.

The Company did not record any revenues during the three months ended June 30, 2010 or the three months ended June 30, 2009.

Operating expenses were $200,098 and $252,000 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, the Company recorded consulting expense of $200,000 for shares of common stock issued to various individuals, compared to $39,000 for the three months ended June 30, 2009..

For the three months ended June 30, 2009, interest expense on notes payable was $ 2,556. In October 2009, the Company satisfied its obligation with respect to the notes.

For the three months ended June 30, 2010 and 2009, the Company recorded equity in the losses of Positron of $44,127 and $20,052, respectively.

Comparison of the Results of Operations for the Six Months ended June 30, 2010 and 2009

During the six months ended June 30, 2010 the Company had a net loss of $328,728 compared to a net loss of $450,547 for the six months ended June 30, 2009.

The Company did not record any revenues during the six months ended June 30, 2010 or the six months ended June 30, 2009.
 In March 2009, the Company terminated its agreement with the supplier of rubidium, the pharmaceutical agent used in the PET scanning process. However, under the terms of its agreement with the supplier, the Company was required to give a 90 day notice prior to terminating the agreement. Consequently, the Company recorded an additional $90,315 of costs despite not recording any lease revenue.

Operating expenses were $252,773 and $309,192 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the Company recorded consulting expense of $200,000 for shares of common stock issued to various individuals and compensation expense of $38,970 for shares of common stock issued to its Chief Financial Officer.

For the six months ended June 30, 2010 and 2009, the Company recorded equity in the losses of Positron of $75,955 and $37,519, respectively.

Liquidity and Capital Resources

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our officers and directors or funds raised through the sale of our securities.  However, there can be no assurance that we will be able to raise funds through any of these means or if funds are raised that they will be sufficient to support our planned business operations.

At June 30, 2010, the Company had current assets of $0 and current liabilities of $653,961 compared to December 31, 2009 when the Company had current assets and current liabilities of $140 and $640,298, respectively.

Current liabilities at June 30, 2010 include accounts payable and accrued expenses of $624,737 and amounts due affiliated companies totaling $29,224.

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

ITEM 4. Controls And Procedures

Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s previous chief executive officer and chief financial officer determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, prior management was aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2009. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  In addition, the Company’s new management has concurred with the assessment of its previous chief executive officer and chief financial officer.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed And Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)           Reports on Form 8-K.  During the fiscal quarter ended June 30, 2010, the Company filed the following Current Report on Form 8-K:

On June 4, 2010, the Company reported that on June 3, 2010, Joseph G. Oliverio resigned as Director and Chief Executive Officer of the Registrant, Corey Conn resigned as Director and Chief Financial Officer of the Registrant and Neil Sy resigned as Director of the Registrant.  On June 3, 2010, Patrick J. Rooney, Ghassan Barazi and Nicholas Anthony Havercroft were elected and appointed to the Board of Directors of the Registrant. Also on that date, Mr. Rooney was appointed Chief Executive Officer and Director of Corporate Development and Mr. Barazi was appointed the Registrant’s President.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Calgary, Alberta Canada on September 24, 2010.

Imagin Molecular Corporation

Date: September 24, 2010	/s/ Patrick J. Rooney
Patrick J. Rooney, Chief Executive Officer
(Principal Executive Officer)

Date: September 24, 2010	/s/ Gregory Pappas
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