Form 10-Q
period 2010-09-30
IMAGIN MOLECULAR CORP
filed 2010-11-22
CIK 1047540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(416) 817-5803
(Issuer’s Telephone Number, Including Area Code)

3 Grant Square, #315, Hinsdale, Illinois 60521, (630) 230-8734
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	95,000,000

IMAGIN MOLECULAR CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

INDEX	Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS	3

Consolidated Balance Sheet at September 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4 - CONTROLS AND PROCEDURES	11

PART II-OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	13

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4 – (REMOVED AND RESERVED)	13

ITEM 5 - OTHER INFORMATION	13

ITEM 6 – EXHIBITS	13

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash	$--	$140

Total current assets	--	140

Other assets:
Investment in securities of Positron Corporation	212,374	286,773

Total assets	$212,374	$286,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$48,238	$48,238
Accrued expenses	586,499	562,836
Due to affiliate	29,224	29,224

Total current liabilities	663,961	640,298

Majority interest in consolidated subsidiary	230,058	230,058

Total liabilities	894,019	870,356

Stockholders’ deficit:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized 2,135,000 shares issued in 2010	2,135	--
Common stock, $0.001 par value; 95,000,000 shares authorized, 95,000,000 shares issued, and 95,000,000 shares outstanding in 2010 and 74,443,284 in 2009.	95,000	74,443
Additional paid-in capital	4,542,052	4,112,274
Accumulated deficit	(5,320,832)	(4,770,160)

Total stockholders’ deficit	(681,645)	(583,443)

Total liabilities and stockholders’ deficit	$212,374	$286,913

See accompanying notes to the financial statements.

IMAGIN MOLECULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010		Sept 30, 2009

Revenues:	$--	$--		$--		$--

Costs of revenues:	--	--		--		90,315

Gross loss	--	--		--		(90,315)

Operating expenses:
Marketing, general and administrative	223,500	746,281		476,273		1,052,548

Total operating expenses	223,500	746,281		476,273		1,052,548

Loss from operations	(223,500)	(746,281)		(476,273)		(1,142,863)

Miscellaneous or other income	--	14,399		--		11,474
Interest expense	--	(1,621)		--		(15,142)
Equity in income (losses) of Positron Corporation	1,556	(20,931)		(74,399)		(58,450)

Total other income (expense)	1,556	(8,153)		(74,399)		(62,118)

Loss before income taxes	(221,944)	(754,434)		(550,672)		(1,204,981)

Income taxes	--	--		--		--

Net loss	$(221,944)	$(754,434)		$(550,672)		$(1,204,981)

Loss Per Share:	$(0.0023)	$(0.0101)	$	(0.0058)	$	(0.0163)

Weighted average common shares:	95,000,000	74,443,284		95,000,000		74,017,570

See accompanying notes to the financial statement

IMAGIN MOLECULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDING SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(550,672)	$(1,204,981)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation expense	--	245
Loss on disposal of assets	--	2,925
Common stock issued for services	238,970	839,000
Equity in losses of Positron Corporation	74,399	58,450
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,663	278,192

Net cash used in operating activities	(213,640)	(26,169)

Cash flows from financing activities:
Preferred Share Subscriptions	213,500	-
Advance from affiliate	-	25,364

Net cash provided by financing activities	213,500	25,364

Net decrease in cash	(140)	(805)

Cash at beginning of period	140	942

Cash at end of period	$--	$137

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

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

On April 1, 2010, the Company entered into an agreement with Imaging Diagnostic Centres, Inc., a Canadian corporation (“IDC”), which agreed to sell 3,100,000 shares of Positron Corporation’s Series B Convertible Preferred Stock held by IDC to the Company in exchange for 310,000,000 newly-issued shares of the Company’s Common Stock.  The value of the Imagin Molecular Corporation stock and note as well as the Positron Corporation Series B Preferred Stock on the date of the agreement was $4,100,000. Consideration for the exchange was 310,000,000 newly-issued shares of the Company’s Common Stock and an interest-free note in the principal amount of $1,000,000, payable in 3 years after the closing date with the right to prepay without penalty from excess cash generated by the Company. Additionally, the Company agreed to transfer a viable positron emission tomography concept to develop “Positron Cardiac Care Clinics” and IDC would deliver a viable concept to develop and operate a biodegradable plastic bottle subsidiary.  The consummation of this transaction is contingent upon the effectiveness of the amendment of the Company’s Certificate of Incorporation to increase its authorized number of shares of Common Stock to 950,000,000 shares.

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

The Company currently holds 722,358 shares of Positron Corporation Series B Preferred Stock and 4,000,000 shares of the Positron Common Stock.

On July 21, 2010, the Company filed a Definitive Information Statement with the Securities and Exchange Commission to amend the Company’s Certificate of Incorporation to increase its authorized capitalization to 1,000,000,000 shares, of which 950,000,000 will be Common Stock and 50,000,000 will be preferred stock, and to change the name of the Company to The Planet Bottle Corporation. As of November 22, 2010, these amendments have not yet been filed with the Secretary of State of Delaware.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Position and Results of Operations” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s Form 10-K for the year ended December 31, 2009.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of significant accounting policies (which have not changed from December 31, 2009), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation and Nature of Operations

For the periods ended September 30, 2010 and 2009, the financial statements include the accounts and transactions of Imagin Molecular Corporation and its subsidiaries Cipher Multimedia, Inc. (a discontinued operation), Positron Acquisition Corp. and Imagin Nuclear Partners Corporation. All Intercompany transactions and balances have been eliminated.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has sustained losses since inception and has accumulated losses of $5,236,329 and total stockholders’ deficit of $681,645 as of September 30, 2010.  The Company will need to raise additional capital to continue operations.

The Company has made a significant investment into the securities of Positron Corporation, a publicly owned Texas Corporation and affiliate of the Company (“Positron”).  As of September 30, 2010, the Company held 4,000,000 shares of Positron’s common stock and 722,358 shares of Positron’s Series B Convertible Preferred stock.

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

NOTE 5.  INVESTMENT IN SECURITIES OF POSITRON CORPORATION

At September 30, 2010, the Company owned 4,000,000 shares of Positron Corporation’s common stock, representing .52% of the outstanding common stock, and 722,358 of Positron’s Series B Preferred Shares or approximately 12% of the class. The Company accounts for its investment in the securities of Positron Corporation under the equity method of accounting. Based on its percentage ownership of Positron common stock, for the nine months ended September 30, 2010 and 2009, the Company recorded equity in the losses of Positron of $74,399 and $37,519, respectively, reducing the carrying value of the Positron securities to $212,374 at September 30, 2010.

Summarized financial information for Positron for the nine months ended September 30, 2010 and 2009 follows:

	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009
Revenues	$2,414,000	$889,000
Loss from operations	(12,880,000)	(2,568,000)
Net loss	(9,364,000)	(2,864,000)
Loss per share	$(0.016)	$(0.014)
Weighted average shares outstanding	582,766,000	198,935,000

Sept 30, 2010
Current assets	$3,782,000
Total assets	4,151,000
Current liabilities	3,040,000
Total liabilities	5,056,000
Stockholders’ deficit	(100,693,000)
Common shares outstanding	778,852,547

The underlying common shares related to anti-dilutive securities not included in Positron’s net loss per share calculation as of September 30, 2010 were as follows:

Convertible Series A Preferred Stock	457,000
Convertible Series B Preferred Stock	608,859,000
Convertible Series G Preferred Stock	2,920,000
Convertible Series S Preferred Stock	1,000,000,000
Stock Warrants	238,563,000
Stock Options	276,450,000
2,127,249,000

NOTE 6.  STOCKHOLDERS’ DEFICIT

On January 25, 2010, the Company issued 556,716 shares of common stock to it Chief Financial Officer as compensation.  On the date the shares were issued the common stock had a fair market value of $0.07 per share.  For the nine months ended September 30, 2010, the Company recorded compensation expense of $38,970 to the shares issued.

On April 1, 2010, the Company granted 20,000,000 shares of common stock to company management and consultants for services rendered.  On the date the shares were issued the common stock had a fair market value of $0.01 per share.  For the nine months ended September 30, 2010, the Company recorded compensation expense of $200,000 to the shares issued.

During July and August 2010, the Company issued an aggregate of 2,135,000 shares of preferred stock for aggregate proceeds of $213,500.

NOTE 7.  RELATED PARTY

During the nine months ended September 30, 2010, the Company paid a related party $ 213,500 for consulting serviced.

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

Comparison of the Results of Operations for the Three Months ended September 30, 2010 and 2009

During the three months ended September 30, 2010 the Company had a net loss of $221,944 compared to a net loss of $754,434 for the three months ended September 30, 2009.

The Company did not record any revenues during the three months ended September 30, 2010 or the three months ended September 30, 2009.

Operating expenses were $223,500 and $746,281 for the three months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2009, interest expense on notes payable was $ 1,621. In October 2009, the Company satisfied its obligation with respect to the notes.

For the three months ended September 30, 2010 and 2009, the Company recorded equity in the profit(loss) of Positron of $1,556 and ($20,931), respectively.

Comparison of the Results of Operations for the Nine Months ended September 30, 2010 and 2009

During the nine months ended September 30, 2010 the Company had a net loss of $550,672 compared to a net loss of $1,204,981 for the nine months ended September 30, 2009.

The Company did not record any revenues during the nine months ended September 30, 2010 or the nine months ended September 30, 2009.

In March 2009, the Company terminated its agreement with the supplier of rubidium, the pharmaceutical agent used in the PET scanning process. However, under the terms of its agreement with the supplier, the Company was required to give a 90 day notice prior to terminating the agreement. Consequently, the Company recorded an additional $90,315 of costs despite not recording any lease revenue.

Operating expenses were $476,273 and $1,052,548 for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the Company recorded consulting expense of $200,000 for shares of common stock issued to various individuals and compensation expense of $38,970 for shares of common stock issued to its Chief Financial Officer.

For the nine months ended September 30, 2010 and 2009, the Company recorded equity in the losses of Positron of $74,339 and $58,450, respectively.

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

At September 30, 2010, the Company had current assets of $0 and current liabilities of $663,961 compared to December 31, 2009 when the Company had current assets and current liabilities of $140 and $640,298, respectively.

Current liabilities at September 30, 2010 include accounts payable and accrued expenses of $634,737 and amounts due affiliated companies totaling $29,224.

Net cash used in operating activities during the nine months ended September 30, 2010 was $213,640 compared to $26,169 during the nine months ended September 30, 2009.

The Company did not have any investing activities during the nine months ended September 30, 2010 or September 30, 2009.

Net cash provided by financing activities was $213,500 for the nine months ended September 30, 2010 which represents sales of 2,135,000 Preferred shares. Net cash provided by financing activities for the nine months ended September 30, 2009 was $25,364 which represents advances from Positron Corporation, an affiliated company.

On September 30, 2010, the Company had an accumulated deficit of $5,236,329 and total stockholders’ deficit of $681,645.  The Company is dependent on debt or equity financings to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.

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

ITEM 4. Controls And Procedures

Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principle executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company’s chief executive officer and chief financial officer determined that there are material weaknesses in our disclosure controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  In addition, the Company’s new management has concurred with the assessment of its previous chief executive officer and chief financial officer.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July and August 2010, the Company issued an aggregate of 2,135,000 shares of preferred stock in exchange for aggregate proceeds of $213,500.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Calgary, Alberta Canada on November 22, 2010.

IMAGIN MOLECULAR CORPORATION

Date: November 22, 2010	/s/ Patrick J. Rooney
Patrick J. Rooney, Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2010	/s/ Gregory Pappas
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